Form 10-K
period 1993-12-31
NALCO CHEMICAL CO
filed 1994-03-28
CIK 69598

                                                                            1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
  [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1993
                                       OR
  [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from                     to
                         COMMISSION FILE NUMBER 1-4957

                             NALCO CHEMICAL COMPANY
                     INCORPORATED IN THE STATE OF DELAWARE
                 I.R.S. EMPLOYER IDENTIFICATION NO. 36-1520480
               ONE NALCO CENTER, NAPERVILLE, ILLINOIS 60563-1198
                             TELEPHONE 708-305-1000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                NAME OF EACH EXCHANGE ON
                                                    WHICH REGISTERED
          TITLE OF EACH CLASS
                                                 CHICAGO STOCK EXCHANGE
         COMMON STOCK PAR VALUE                 NEW YORK STOCK EXCHANGE
           $ 0.1875 PER SHARE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X   No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,457,951,746 at February 21, 1994.*

  The number of shares outstanding of each of the issuer's classes of Common Stock, as of February 21, 1994 was 68,985,285 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Registrant's 1993 Annual Report to Shareholders are incorporated by reference into Parts I and II.

  Portions of the Registrant's Proxy Statement dated March 18, 1994 for the April 20, 1994 Annual Meeting of Shareholders are incorporated by reference into Part III.
- --------------
  *Excludes reported beneficial ownership by all directors and executive officers of the Registrant; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
 Item 1  Business........................................................     1
         Executive Officers of the Registrant............................     3
 Item 2  Properties......................................................     4
 Item 3  Legal Proceedings...............................................     5
 Item 4  Submission of Matters to a Vote of Security Holders.............     5

                                    PART II

 Item 5  Market for the Registrant's Common Stock and Related Security        5
         Holder Matters..................................................
 Item 6  Selected Financial Data.........................................     5
 Item 7  Management's Discussion and Analysis of Financial Condition and      5
         Results of Operations...........................................
 Item 8  Financial Statements and Supplementary Data.....................     5
 Item 9  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................     6

                                    PART III

 Item 10 Directors and Executive Officers of the Registrant..............     6
 Item 11 Executive Compensation..........................................     6
 Item 12 Security Ownership of Certain Beneficial Owners and Management..     6
 Item 13 Certain Relationships and Related Transactions..................     6

                                    PART IV

 Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.     6

                                     PART I

ITEM 1. BUSINESS

  Nalco Chemical Company was incorporated in 1928 in Delaware and has its principal executive offices at One Nalco Center, Naperville, Illinois 60563. Its telephone number is 708-305-1000. As used in this report, "Company" and "Nalco" refer to Nalco Chemical Company and its consolidated subsidiaries.

  Nalco is engaged primarily in the manufacture and sale of highly specialized Service Chemicals. Specified financial information for Service Chemicals by geographic area is shown in Note 2 of the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders and is incorporated herein by reference.

  Nalco's business includes the production and sale of chemicals, technology, services, and systems (monitoring and surveillance) used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining and mineral processing, electricity generation, other industrial processes, and commercial building utility systems. Service Chemicals are developed and formulated to meet specific customer needs. In general, they are part of value added programs designed to help customers maintain a high level of operating performance and efficiency in their facilities or to improve the quality of customers' end products. Nalco products are used for purposes such as: control of scale, corrosion, foam and fouling in cooling systems, boilers, and other equipment; clarification of water; improved combustion; separation of liquids and solids; control of dust; improvement of crude oil production through emulsion breaking and the secondary and tertiary recovery of oil; lubrication and corrosion protection in rolling, drawing and forming of metals; improved production of pulp and qualities of paper; recovery of minerals; superabsorbent polymers for disposable diapers; and specialized process applications in a variety of industries. The quality and on-site availability of technical expertise provided through highly qualified Nalco personnel are also important considerations to customers since the effective use of the Company's products requires a substantial amount of problem solving, monitoring, and technical assistance on the part of Nalco employees.

  Service Chemicals are usually marketed through Nalco's own organization because of the high degree of technical service required. The worldwide field sales force is trained in the application and use of Nalco Service Chemicals, and is supported by a marketing staff of specialists in the technology and use of various Nalco Service Chemicals.

  Competitive conditions vary for Nalco depending on the industries served and the products involved. Management believes the Company is one of the most important worldwide suppliers of water treatment products and service chemical programs, based on estimated sales of comparable products for industrial customers on the process side (e.g., the manufacturing process, which a plant uses to produce its end product) and the utility side (e.g., boilers for power generation or cooling systems for process temperature control). All aspects of this business are considered to be very competitive, and companies providing similar products or programs range in size from very large multinational companies to small local manufacturers. The number of competitors varies by product application and ranges from a few large companies to hundreds of small local companies. The Company's principal method of competition is based on quality service, product performance and technology through safe, practical applied science.

  In May 1993, Nalco sold Adco Products, Inc., a subsidiary which manufactured specialty sealants and adhesives for automotive, industrial, and construction markets. The results of Adco Products, Inc. were reported as discontinued operations in 1991, along with the results of Day-Glo Color Corp. and the Penray Companies. Day-Glo Color Corp. and the Penray Companies were sold in October 1991 and June 1992, respectively. On February 3, 1994, Nalco and Exxon Chemical Company, a division of Exxon Corporation, announced that they had signed a memorandum of understanding to form a worldwide energy chemicals joint venture. The joint venture will include Nalco's U.S. Petroleum Chemicals Division business units, certain petroleum chemical product lines of its international operations, and Exxon Chemical Company's Energy Chemicals worldwide business. The new company, to be named Nalco/Exxon Energy Chemicals, is targeted to start up and begin operations by mid-1994, pending government and regulatory approvals and definitive agreements between the two companies. On that same date, the Company announced that it had entered into a letter of intent to sell its Freeport, Texas plant and its automotive paint spray booth business to PPG Industries, Inc. The Freeport plant, which has 27 Nalco employees, produces chemical products for the oil production and refining market. It is expected that the Nalco/Exxon Energy Chemicals joint venture will purchase certain of its requirements for these products from PPG. Nalco's worldwide automotive paint spray booth business, approximately $10 million in size, is also included in the proposed sale to PPG. Nalco has agreed to sell and service the water treatment related applications for PPG in the automotive facilities associated with the business sold. There were no other significant changes in the markets served or in the methods of distribution since the beginning of 1993.

  Although no single Service Chemicals product represents a material portion of the business, historically, new product and new market developments have been designed to increase market penetration and to maintain sales and earnings growth.

OTHER MATTERS

  The principal raw materials used by Nalco ordinarily are available in adequate quantities from several sources of supply in the United States and in foreign countries. Purchases of chemicals are made in the ordinary course of business and in accordance with the requirements of production.

  Inventories of Service Chemicals are maintained in Nalco-owned facilities and in warehouses situated throughout the United States and in countries in which subsidiaries operate. Shipments to customers may be made from either manufacturing plants or warehouse stocks.

  Nalco owns or is licensed under a large number of patents relating to a number of products and processes. Nalco's rights under such patents and licenses are of significant importance in the operation of the business, but no single patent or license is believed to be material with respect to its business. Over 700 patents existed at the end of 1993 with remaining durations ranging from less than one year to 17 years with an average duration of about 10 years.

  Nalco's business is considered nonseasonal. Large dollar amounts of backlogs are unusual since chemicals are normally shipped within a few days of the receipt of orders. The dollar amount of the normal backlog of orders is not considered to be significant in relation to the total annual dollar volume of sales of Nalco.

  The Company does not depend upon either a single customer, or very few customers, for a material part of the business.

  Nalco's laboratories are involved in research and development of chemical products and in providing technical support, including analyses of samples. Research and development expenses of continuing operations amounted to $50.4 million in 1993, compared to $48.0 million in 1992, and $45.9 million in 1991.

  There were approximately 6,800 persons employed full time by Nalco at the end of 1993.

  Compliance with Federal, State, and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings, or competitive position of Nalco. There are no material capital expenditures for environmental control facilities anticipated during 1994. Compliance with increasingly stringent regulations should not have a material effect upon earnings but may strengthen the competitive position of Nalco because of available capital and technical resources.

  Although inflation is not a significant factor domestically, the Company adjusts selling prices to maintain profit margins wherever possible. Investments are made in modern plants and equipment that will increase productivity and thereby minimize the effect of rising costs. In addition, the last-in, first-out (LIFO) valuation method is used for 59 percent of the Company's inventories, which ensures that changing material costs are recognized in reported income; more importantly, these costs are recognized in pricing decisions. The impact of inflation in foreign exchange movements at foreign subsidiaries is managed by minimizing assets exposed to currency movements and by increasing sales prices to parallel increases in the local inflation rate. The Company emphasizes working capital management, frequent dividend remittance, timely settlement of intercompany account balances, foreign currency borrowings, and selected hedging. In most hyperinflationary economies, the rate of local currency devaluation is related to and approximately equal to the local inflation rate. Therefore, Nalco attempts to increase its local selling prices to help offset the impact of devaluation on exposed assets and the impact of increases in local content costs.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Registrant are named below together with their principal occupation. During the last 5 years all of the executive officers have been employed by the Company, as indicated, except for W. E. Buchholz.

  W. H. Clark has been Chief Executive Officer of the Company since 1982 and Chairman of the Board since 1984. He also served as President from 1982 to 1990.

  E. J. Mooney has been Chief Operating Officer since 1992 and President of the Company since 1990. He had been an Executive Vice President since 1988.

  M. B. Harp has been Executive Vice President, International Operations since January 1993. He had been a Group Vice President since 1988.

  W. S. Weeber has been Executive Vice President, Operations Staff since January 1993. He had been a Group Vice President since 1986.

  P. Dabringhausen has been Group Vice President and President, Process Chemicals Division since January 1993. He had been a Vice President since 1991, and was President, Nalco Pacific from 1989 to 1992 and an International Division Vice President, Marketing from 1987 to 1989.

  S. D. Newlin was elected Group Vice President, President, Nalco Europe on March 1, 1994. He had been Vice President, President, Nalco Pacific since December 1992. From January 1992 to December 1992 he was General Manager, Pulp and Paper Chemicals Group; from 1990 to 1992 he was General Manager of UNISOLV(R); and from 1987 to 1990 he was General Manager, WATERGY(R).

  J. D. Tinsley has been Group Vice President and President, Water and Waste Treatment Division since January 1993. From March to December 1992, he was a Group Vice President and President, Process Chemicals Division, and from 1986 to 1992 he was Vice President, Corporate Development.

  W. E. Buchholz has been Vice President and Chief Financial Officer since January 1993. He was formerly Vice President--Finance and Chief Financial Officer for Cincinnati Milacron, Inc. (a manufacturer of industrial equipment, supplies and services for the metal cutting and plastic processing industries) since 1987.

  The corporate officers of the Registrant are usually elected at the annual meeting of directors and hold office for a term of one year.

  There is no family relationship between any of the executive officers. No arrangement or understanding exists between the executive officers and any other person pursuant to which such officers were selected as officers of the Registrant.

  For further information on the executive officers of the Registrant, please refer to the inside back cover of the Company's 1993 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2. PROPERTIES

  Nalco has facilities used to produce and store inventories and service customer needs at 16 domestic and 27 foreign locations. Primary domestic manufacturing plants are located in:

                                                         LAND AREA BUILDING AREA
                                                          (ACRES)     (SQ.FT.)
                                                         --------- -------------
      Carson, California................................     21        84,000
      Jonesboro, Georgia................................     12        35,000
      Chicago, Illinois
         6216 West 66th Place...........................     42       856,000
        9165 South Harbor Avenue........................      5       104,000
      Garyville, Louisiana..............................    251       235,000
      Paulsboro, New Jersey.............................     14        33,000
      Freeport, Texas...................................    139        36,000
      Sugar Land, Texas.................................     30       246,000

                                                     (East & West     (East
                                                     facilities)      facility)

  Other domestic manufacturing and/or warehouse facilities are located in:
Kenai, Alaska; Bakersfield, California; Hobbs, New Mexico; Oklahoma City, Oklahoma; Odessa, Texas; Clarksburg, West Virginia; Vancouver, Washington; and Evansville, Wyoming.

  The general offices of the Company are located on a 146-acre site in Naperville, Illinois. This facility includes three five-story buildings totaling 417,000 square feet. About 317,000 square feet is used for office space and the balance is used for support services and storage. A power plant with a dual energy system (steam and electricity) serves both the Corporate and Technical Centers and has 31,000 square feet of space.

  Primary domestic research facilities are located in Naperville, Illinois and Sugar Land, Texas. The Naperville Technical Center is adjacent to the Corporate Center and houses process simulation areas and a technical library in buildings which total 235,000 square feet. The Sugar Land West facility has process simulation areas and a technical library. Total building area at this facility is about 202,000 square feet.

  Primary foreign manufacturing plants, which also generally include laboratory and office facilities, are located in:

                                                         LAND AREA BUILDING AREA
                                                          (ACRES)     (SQ.FT.)
                                                         --------- -------------
      Botany, Australia.................................     10       102,000
      Vienna, Austria...................................      4        45,000
      Suzano, Brazil....................................     14        81,000
      Burlington, Canada................................     14       138,000
      Soledad, Colombia.................................      6        27,000
      Cheshire, England.................................     15       226,000
      Douvrin-Billy Berclau, France.....................     25        23,000
      Biebesheim, Germany...............................     28       103,000
      Tilburg, The Netherlands..........................      6        31,000
      Cisterna di Latina, Italy.........................     25        88,000
      Celra, Spain......................................     25       109,000
      Jordbro, Sweden...................................      4        28,000
      Anaco, Venezuela..................................     43        76,000

  Other foreign facilities are located in: Perth, Australia; Buenos Aires, Argentina; Edmonton, Canada; Santiago, Chile; Quito, Ecuador; Maurepas, France; Bogor, Indonesia; Kashima, Japan; Auckland, New Zealand; Calamba, Laguna, Philippines; Dammam, Saudi Arabia; Jurong Town, Singapore; Hsin Chu Hsien, Taiwan; and Maracaibo, Venezuela.

  In 1992, the Company acquired 12 acres of land in Oegstgeest, The Netherlands, for the purpose of constructing a business and technical center to serve Nalco customers throughout Europe. Construction of this 88,000 square-foot facility is in process, and it is scheduled for completion in 1994.

  In addition to the property mentioned above, Nalco occupies general and sales offices and warehouses which are rented under short-term leases. Except for land leased in the Philippines, Saudi Arabia, Chile, Ecuador and Argentina, all other real property (including all production facilities) is owned by Nalco.

  While the plants are of varying ages, the Company believes that they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used.

  Capital expenditures for 1994 should remain near the $117.8 million spent in 1993, if planned sales and earnings for 1994 are reached.

ITEM 3. LEGAL PROCEEDINGS.

  For information on this item, please refer to Note 15 of the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  The Registrant's Common Stock is listed on the New York and Chicago Stock Exchanges. The number of holders of record of Common Stock, par value $0.1875 per share, at December 31, 1993 was 6,111. Dividends and Common Stock market prices included in the Quarterly Summary in the Company's 1993 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected Financial Data including net sales, earnings from continuing operations, earnings from continuing operations per common share, total assets, long-term debt, and cash dividends paid are reported in the Eleven Year Summary in the Company's 1993 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Financial Condition and Results of Operations

  Management's discussion and analysis of financial condition and results of operations which is included in the sections titled "Management's Discussion and Analysis--Results of Operations" and "Management's Discussion and Analysis--Financial Condition" in the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

 Liquidity and Capital Resources

  Management's discussion of liquidity and capital resources which is included in the section titled "Management's Discussion and Analysis--Cash Flows" in the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Report of Independent Accountants, the Consolidated Financial Statements, and the Notes to Consolidated Financial Statements of the Registrant and its subsidiaries, included in the Company's 1993 Annual Report to Shareholders, are incorporated herein by reference. The Reports of Independent Auditors, which were included in the Company's 1992 and 1991 Annual Reports to Shareholders, are incorporated herein by reference from the Registrant's Form 10-K for the years ended 1992 and 1991.

  The Quarterly Summary in the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  The information called for hereunder has been previously reported (as defined in Rule 12b-2 under the Securities and Exchange Act of 1934) in the Registrant's Form 8-K dated February 16, 1993 and Form 8 dated April 14, 1993.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Item 10 information is set forth in Part I, Item 1, page 3 and also in the Company's Proxy Statement dated March 18, 1994, under Election of Directors through Election of Directors--Meetings of the Board and Committees of the Board, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information contained under Election of Directors--Directors' Remuneration and Retirement Policies through Election of Directors--Change in Control in the Company's Proxy Statement dated March 18, 1994, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information contained under Shares Outstanding and Voting Rights in the Company's Proxy Statement dated March 18, 1994, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries included in the Company's 1993 Annual Report to Shareholders are incorporated herein by reference in Item 8:

                                                          ---
   Statements of Consolidated Financial Condition
    December 31, 1993, 1992 and 1991
   Statements of Consolidated Earnings
    Years ended December 31, 1993, 1992 and 1991
   Statements of Consolidated Cash Flows
    Years ended December 31, 1993, 1992 and 1991
   Statement of Consolidated Common Shareholders' Equity
    Years ended December 31, 1993, 1992 and 1991
   Notes to Consolidated Financial Statements
   Quarterly Summary (Unaudited)
    Years ended December 31, 1993 and 1992
   Report of Independent Accountants

  The Reports of Independent Auditors, which were included in the Company's 1992 and 1991 Annual Reports to Shareholders, are incorporated herein by reference from the Registrant's Form 10-K for the years ended 1992 and 1991.

  (2) The following consolidated financial statement schedules for the years 1993, 1992 and 1991 are submitted herewith:

  Report of Independent Accountants on Financial Statement Schedules

   ScheduleV     --Property, Plant and Equipment
   ScheduleVI    --Accumulated Depreciation, Depletion and Amortization
                  of Property, Plant and Equipment
   Schedule VIII --Valuation and Qualifying Accounts
   ScheduleIX    --Short-Term Borrowings
   Schedule X    --Supplementary Income Statement Information

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(CONT'D)
  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (3) Exhibits

                                                                            ---
   Exhibit  3A --Restated Certificate of Incorporation/2/
   Exhibit  3B --Certificates of Correction and Amendment to the Restated
                Certificate of Incorporation/8/
   Exhibit  3C --Certificate of Designations, Preferences and Rights of
                Series B ESOP Convertible Preferred Stock/4/
   Exhibit  3D --By-laws/1//0/
   Exhibit 10A --Form of Key Executive Agreement/1/
           10B --Agreements to Restore Benefits Reduced by Excess ERISA-
                Related Limits/1/
           10C --Form of Death Benefit Agreement/2/
           10D --Management Incentive Plan/2/
           10E --Performance Unit Plan/2/
           10F --Restricted Stock Plan/8/
           10G --1982 Stock Option Plan as amended April 16, 1984,
                January 30, 1987, and February 12, 1993/1//0/
           10H --Deferred Compensation Plan for Directors/3/
           10I --Supplemental Retirement Income Plan/6/
           10J --1990 Stock Option Plan as amended April 23, 1992, and
                February 12, 1993/1//0/
           10K --Stock Option Plan for Non-Employee Directors/1//0/
           10L --Directors Benefit Protection Trust of Nalco Chemical
                Company/6/
           10M --Management Benefit Protection Trust of Nalco Chemical
                Company/6/
           10N --Restricted Stock Trust of Nalco Chemical Company/6/
           10O --Performance Share Plan/9/
   Exhibit 11  --Computation of Earnings Per Share
   Exhibit 13  --Those portions of the 1993 Annual Report to Shareholders expressly incorporated herein by reference
   Exhibit 21  --Subsidiaries of the Registrant
   Exhibit 23  --Consent of Independent Accountants
   Exhibit 99A --Notice of Annual Meeting and Proxy Statement/1//1/
   Exhibit 99B --August 7, 1986 and June 26, 1989 Letters to Shareholders
                with Summaries of the Preferred Share Purchase Rights
                Agreement as amended/5/
   Exhibit 99C --Reports of Other Auditors/1//0/
   Exhibit Nos. 10A-10O constitute management contracts, compensation plans, or arrangements covering directors and officers of the Company.

  (b) Reports on Form 8-K filed in the fourth quarter of 1993 are: None
- --------
 /1/Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1986.
 /2/Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1987.
 /3/Incorporated herein by reference from the Registrant's Form 8-K dated July 24, 1986.
 /4/Incorporated herein by reference from the Registrant's Form 8-K dated May 15, 1989.
 /5/Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1989.
 /6/Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1990.
 /7/Incorporated herein by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1992.
 /8/Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1991.
 /9/Incorporated herein by reference from the Registrant's March 16, 1992 Proxy Statement.
/1//0/Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1992.
/1//1/Incorporated herein by reference from the Registrant's Notice of Annual
 Meeting and Proxy Statement dated March 18, 1994.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          NALCO CHEMICAL COMPANY

                                                        W. H. Clark
                                          By___________________________________
                                                        W. H. Clark
                                               Chairman and Chief Executive
                                                          Officer

                                          Date: March 25, 1994


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 25, 1994 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

              SIGNATURE               TITLE
              ---------               -----
            W. E. Buchholz
 ------------------------------------
            W. E. Buchholz            Vice President and Chief
                                       Financial Officer
            R. L. Ratliff
 ------------------------------------
            R. L. Ratliff             Controller
            H. G. Bernthal
 ------------------------------------
            H. G. Bernthal            Director
             W. H. Clark
 ------------------------------------
             W. H. Clark              Director, Chairman and Chief Executive
                                       Officer
              H. Corless
 ------------------------------------
              H. Corless              Director
              H. M. Dean
 ------------------------------------
              H. M. Dean              Director
          J. P. Frazee, Jr.
 ------------------------------------
          J. P. Frazee, Jr.           Director
             A. L. Kelly
 ------------------------------------
             A. L. Kelly              Director
            F. A. Krehbiel
 ------------------------------------
            F. A. Krehbiel            Director
             E. J. Mooney
 ------------------------------------
             E. J. Mooney             Director
             C. W. Parry
 ------------------------------------
             C. W. Parry              Director
             W. A. Pogue
 ------------------------------------
             W. A. Pogue              Director
              J. J. Shea
 ------------------------------------
              J. J. Shea              Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Nalco Chemical Company

  Our audit of the consolidated financial statements referred to in our report dated January 25, 1994, except as to Note 17, which is as of February 3, 1994, appearing on page 16 of the 1993 Annual Report of Nalco Chemical Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE

Chicago, Illinois
January 25, 1994

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                                --------------

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

COL. A                       COL. B        COL. C         COL. D           COL. E             COL. F
- ------                   -------------- ------------    -----------    ---------------    --------------
                           BALANCE AT                                  OTHER CHANGES--       BALANCE
                           BEGINNING     ADDITIONS                     ADD (DEDUCT)--         AT END
     CLASSIFICATION        OF PERIOD      AT COST       RETIREMENTS       DESCRIBE          OF PERIOD
     --------------      -------------- ------------    -----------    ---------------    --------------
Year ended December 31,
 1993
  Land.................. $   37,418,000 $    358,000    $   110,000     $   (592,000)(E)  $   39,124,000
                                                                           2,050,000 (F)
  Buildings.............    207,027,000   13,616,000      1,625,000       (3,748,000)(E)     215,225,000
                                                                             (45,000)(F)
  Machinery and
   equipment............    799,779,000  103,851,000     22,934,000(B)   (10,508,000)(E)     871,563,000
                                                                           1,375,000 (F)
                         -------------- ------------    -----------     ------------      --------------
    Total............... $1,044,224,000 $117,825,000(A) $24,669,000     $(11,468,000)     $1,125,912,000
                         ============== ============    ===========     ============      ==============
Year ended December 31,
 1992
  Land.................. $   33,621,000 $  4,837,000    $     9,000     $ (1,031,000)(E)  $   37,418,000
  Buildings.............    203,599,000    7,626,000        287,000       (3,840,000)(E)     207,027,000
                                                                             (71,000)(G)
  Machinery and
   equipment............    720,549,000  118,523,000     27,239,000(B)   (11,364,000)(E)     799,779,000
                                                                            (690,000)(G)
                         -------------- ------------    -----------     ------------      --------------
    Total............... $  957,769,000 $130,986,000(A) $27,535,000     $(16,996,000)     $1,044,224,000
                         ============== ============    ===========     ============      ==============
Year ended December 31,
 1991
  Land.................. $   31,076,000 $     21,000    $ 1,956,000     $   (234,000)(E)  $   33,621,000
                                                                           5,997,000 (H)
                                                                          (1,283,000)(I)
  Buildings.............    200,148,000    8,304,000     10,954,000(C)    (2,315,000)(E)     203,599,000
                                                                          17,197,000 (H)
                                                                          (8,781,000)(I)
  Machinery and
   equipment............    609,104,000  128,502,000     42,255,000(D)    (5,616,000)(E)     720,549,000
                                                                          40,380,000 (H)
                                                                          (9,566,000)(I)
                         -------------- ------------    -----------     ------------      --------------
    Total............... $  840,328,000 $136,827,000(A) $55,165,000     $ 35,779,000      $  957,769,000
                         ============== ============    ===========     ============      ==============

- --------
Note A--Additions represent expansion of production, distribution, laboratory and other facilities. The more significant 1993 expenditures are described on page 20 of the 1993 Annual Report to Shareholders.
Note B--Mainly the retirement of transportation equipment.
Note C--Mainly the sale of Day-Glo Color Corp.
Note D--Mainly the sale of Day-Glo Color Corp. and the retirement of transportation equipment.
Note E--Foreign currency translation adjustments.
Note F--December 1992 net change; the fiscal year end of the consolidated foreign subsidiaries was changed from November 30 to December 31.
Note G--Reclassification of additions of Adco Products, Inc. and the Penray
     Companies to Net Assets of Discontinued Operations.
Note H--Acquisition of Alchem, Inc., Catoleum (Pty.) Ltd., and Nalfloc
     Limited.
Note I--Reclassification of assets of Adco Products, Inc. and the Penray Companies to Net Assets of Discontinued Operations.

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                                --------------

             SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

COL. A                      COL. B       COL. C      COL. D        COL. E           COL. F
- ------                   ------------ ------------ ----------- --------------    ------------
                                       ADDITIONS                   OTHER
                          BALANCE AT   CHARGED TO                CHANGES--         BALANCE
                          BEGINNING      COSTS                 ADD (DEDUCT)--       AT END
      DESCRIPTION         OF PERIOD   AND EXPENSES RETIREMENTS    DESCRIBE        OF PERIOD
      -----------        ------------ ------------ ----------- --------------    ------------
Year ended December 31,
 1993
  Buildings............. $ 76,483,000 $ 6,362,000  $   647,000  $(1,367,000)(A)  $ 80,918,000
                                                                     87,000 (B)
  Machinery and
   equipment............  434,490,000  76,333,000   14,968,000   (7,521,000)(A)   490,450,000
                                                                  2,116,000 (B)
                         ------------ -----------  -----------  -----------      ------------
    Total............... $510,973,000 $82,695,000  $15,615,000  $(6,685,000)     $571,368,000
                         ============ ===========  ===========  ===========      ============
Year ended December 31,
 1992
  Buildings............. $ 70,451,000 $ 6,652,000  $     9,000  $  (611,000)     $ 76,483,000
  Machinery and
   equipment............  393,753,000  68,442,000   20,987,000   (6,718,000)      434,490,000
                         ------------ -----------  -----------  -----------      ------------
    Total............... $464,204,000 $75,094,000  $20,996,000  $(7,329,000)(A)  $510,973,000
                         ============ ===========  ===========  ===========      ============
Year ended December 31,
 1991
  Buildings............. $ 66,072,000 $ 6,479,000  $ 2,126,000  $  (869,000)(A)  $ 70,451,000
                                                                  2,434,000 (C)
                                                                 (1,539,000)(D)
  Machinery and
   equipment............  354,987,000  58,067,000   22,786,000   (4,095,000)(A)   393,753,000
                                                                 13,564,000 (C)
                                                                 (5,984,000)(D)
                         ------------ -----------  -----------  -----------      ------------
    Total............... $421,059,000 $64,546,000  $24,912,000  $ 3,511,000      $464,204,000
                         ============ ===========  ===========  ===========      ============

- --------
Note A--Foreign currency translation adjustments.
Note B--December 1992 net change; the fiscal year end of the consolidated foreign subsidiaries was changed from November 30 to December 31. Note C--Acquisition of Alchem, Inc., Catoleum (Pty.) Ltd., and Nalfloc
     Limited.
Note D--Reclassification of assets of Adco Products, Inc. and the Penray
     Companies to Net Assets of Discontinued Operations.

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                                --------------

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

COL. A                      COL. B           COL. C             COL. D         COL. E
- ------                    ---------- ----------------------- ------------    ----------
                                            ADDITIONS
                                     -----------------------
                                                     (2)
                                         (1)       CHARGED
                          BALANCE AT   CHARGED     TO OTHER                   BALANCE
                          BEGINNING    TO COSTS   ACCOUNTS-- DEDUCTIONS--      AT END
      DESCRIPTION         OF PERIOD  AND EXPENSES  DESCRIBE    DESCRIBE      OF PERIOD
      -----------         ---------- ------------ ---------- ------------    ----------
Reserves deducted in the
 Statements of
 Consolidated Financial
 Condition from the
 assets to which they
 apply
  Allowance for doubtful
   accounts Year ended:
    December 31, 1993...  $5,879,000  $  716,000              $2,125,000 (A) $4,470,000
                          ==========  ==========     ===      ==========     ==========
    December 31, 1992...  $4,756,000  $2,947,000              $1,824,000 (A) $5,879,000
                          ==========  ==========     ===      ==========     ==========
                                                              $1,213,000 (A)
                                                                 287,000 (B)
                                                                (585,000)(C)
                                                     ---      ----------
    December 31, 1991...  $4,940,000  $  731,000              $  915,000     $4,756,000
                          ==========  ==========     ===      ==========     ==========

- --------
Note A--Excess of accounts written off over recoveries.
Note B--U.S. Subsidiaries' allowance for doubtful accounts reclassified to Net
 Assets of Discontinued Operations.
Note C--Allowance for doubtful accounts of Alchem, Inc., Catoleum (Pty) Ltd., and Nalfloc Limited at date of acquisition.

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                                --------------

                      SCHEDULE IX--SHORT-TERM BORROWINGS

         COL. A            COL. B     COL. C        COL. D      COL. E      COL. F
    ----------------     ----------- --------    ------------ ----------- ----------
                                                                           WEIGHTED
                                                   MAXIMUM      AVERAGE    AVERAGE
                                     WEIGHTED       AMOUNT      AMOUNT     INTEREST
                                     AVERAGE     OUTSTANDING  OUTSTANDING    RATE
                         BALANCE AT  INTEREST     DURING THE   DURING THE DURING THE
 CATEGORY OF BORROWINGS  END OF YEAR   RATE          YEAR       YEAR(D)     YEAR(E)
 ----------------------  ----------- --------    ------------ ----------- ----------
1993:
  Amounts payable to
   banks (A)............ $15,224,000   60.8%(C)   $39,972,000 $18,843,000    41.0%(F)
  Commercial paper (B)..         --     --        162,500,000  54,166,000     3.2%
1992:
  Amounts payable to
   banks (A)............ $19,465,000   79.2%(C)  $ 43,255,000 $25,525,000    21.1%(F)
  Commercial paper (B)..  22,000,000    3.5%      152,000,000  43,987,000     3.7%
1991:
  Amounts payable to
   banks (A)............ $24,338,000  247.7%(C)  $ 99,117,000 $31,808,000    21.3%(F)
  Commercial paper (B)..  60,500,000    4.8%       62,500,000   6,857,000     6.0%

- --------
Note A--Substantially all short-term borrowings at year end were payable to banks under lines of credit arrangements with no termination date and include bank overdrafts and short-term notes payable used by foreign subsidiaries for working capital requirements, and the current portion of long-term debt.
Note B--Excludes amounts classified as noncurrent.
Note C--The unusually large weighted average interest rate is the result of local borrowings by the Registrant's subsidiary in Brazil, a hyperinflationary country. Excluding Brazil, the weighted average interest rate is 8.5%, 20.1%, and 16.5% for 1993, 1992, and 1991, respectively.
Note D--Average borrowings were determined based on the amounts outstanding at each month-end for foreign borrowings and the current portion of long-term debt and daily or monthly amounts outstanding during the year under domestic lines of credit.
Note E--The weighted average interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings outstanding during the year.
Note F--The unusually large weighted average interest rate during the year is the result of local borrowings by the Registrant's subsidiary in Brazil, a hyperinflationary country. Excluding Brazil, the weighted average interest rate during the year was 8.5%, 17.1%, and 17.2% for 1993, 1992, and 1991, respectively.

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                                --------------

            SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  COL. A                                  COL. B
                  ------                    -----------------------------------
                                               CHARGED TO COSTS AND EXPENSES
                                            -----------------------------------
                                                  YEAR ENDED DECEMBER 31
                   ITEM                        1993        1992        1991
                   ----                     ----------- ----------- -----------
Maintenance and repairs.................... $21,943,000 $22,264,000 $22,796,000

- --------
Note--Amounts for amortization of intangible assets, royalties, taxes (other than payroll and income taxes) and advertising costs have been omitted, as such amounts are less than 1% of total sales and revenues.