Form 10-Q
period 1994-03-31
NALCO CHEMICAL CO
filed 1994-05-10
CIK 69598

NALCO CHEMICAL COMPANY


                                   INDEX


                                                        Page No.
Part I. Financial Information:

      Item 1. Financial Statements

              Condensed Consolidated Statements of
               Financial Condition   March 31, 1994
               (Unaudited) and December 31, 1993 . . . . 2

              Condensed Consolidated Statements of
               Operatons (Unaudited)   Three Months
               Ended March 31, 1994 and 1993 . . . . . . 3

              Condensed Consolidated Statements of
               Cash Flows (Unaudited)   Three Months
               Ended March 31, 1994 and 1993 . . . . . . 4

              Notes to Condensed Consolidated Financial
               Statements (Unaudited). . . . . . . . . . 5

              Report of Independent Accountants' on
               Review of Interim Financial Information . 6

      Item 2. Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations . . . . . . . . . . . . . . 7




Part II.  Other Information:

      Item 4. Submission of Matters to a vote of
              Security Holders . . . . . . . . . . . . . 9

      Item 6. Exhibits and Reports on Form 8-K . . . . . 9

      Exhibit (11)   Statement Re:  Computation
                   of Earnings Per Share . . . . . . . .10

      Exhibit (15)   Awareness Letter of Independent
                   Accountants . . . . . . . . . . . . .12

      Signatures . . . . . . . . . . . . . . . . . . . .13

                     PART I. FINANCIAL INFORMATION

                 NALCO CHEMICAL COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                      March 31,     December 31,
                                        1994           1993
Dollars in millions                  (Unaudited)      (Note)
ASSETS
Current assets
Cash and cash equivalents               $   95.5       $   78.1
Accounts receivable, less allowances of
  $4.9 and $4.3, respectively              217.7          215.2
Inventories
  Finished products                                        46.8
43.5
  Materials and work in process             27.5           25.4
                                            74.3           68.9
Prepaid expenses                            14.1           12.8
Total current assets                       401.6          375.0
Goodwill, less accumulated amortization of
  $10.9 and $10.1, respectively            113.0          112.9
Other assets                               160.7          166.0
Property, plant and equipment            1,160.9        1,129.9
  Less allowances for depreciation        (591.2)        (571.4)
                                           569.7          558.5
                                        $1,245.0       $1,212.4


LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                         $   19.7       $   15.2
Accounts payable                            96.3           84.5
Other current liabilities                   96.4           89.9
Total current liabilities                  212.4          189.6
Long-term debt
249.8252.1
Deferred income taxes                       57.7           58.1
Accrued postretirement benefits             95.9           94.2
Other liabilities                                          65.0
67.8
Shareholders' equity                       564.2          550.6
                                        $1,245.0       $1,212.4


Note: The Statement of Financial Condition at December 31, 1993 has been derived from the audited financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial
Statements
(Unaudited).

         NALCO CHEMICAL COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                Three Months Ended
  (Amounts in millions,              March 31
  except per share data)          1994    1993

  Net sales                      $336.2 $339.0
  Operating costs and expenses
     Cost of products sold       150.4   150.1
     Operating expenses          126.7   125.8

                                 277.1   275.9

  Operating earnings              59.1    63.1
  Other income (expense)
     Interest and other income     2.7     3.5
     Interest expense             (6.8)   (8.4)

  Earnings before income taxes    55.0    58.2

  Income taxes                    21.2    23.1

  Earnings before extraordinary
    loss and effect of accounting
    change                        33.8    35.1
  Extraordinary loss from
    retirement of debt,
    net of taxes                    -   (10.6)
  Cumulative effect of change
    in accounting for postretire-
    ment benefits other than
    pensions, net of taxes          -   (56.5)

  Net earnings (loss)           $ 33.8  $(32.0)

  Per common share
  Earnings - Primary
   Before extraordinary loss
     and accounting change      $  .45  $  .46
   Extraordinary loss from
     retirement of debt              -    (.15)
   Cumulative effect of change
      in accounting for postre-
      tirement benefits other
      than pensions                  -    (.80)

     Net earnings (loss)        $  .45  $ (.49)

  Earnings - Fully Diluted
   Before extraordinary loss
     and accounting change      $  .42    $  .43
   Extraordinary loss from
     retirement of debt              -     (.13)
   Cumulative effect of change
     in accounting for postre-
     tirement benefits other
     than pensions                   -     (.72)

     Net earnings (loss)        $  .42   $ (.42)

  Cash dividends                $  .225  $  .21

  Average primary shares
    outstanding (in thousands)  69,533    70,409

  Average fully diluted shares
    outstanding (in thousands)  77,686    78,624

  See accompanying Notes to Condensed Consolidated Financial
Statements
  (Unaudited).

               NALCO CHEMICAL COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                 Three Months Ended
                                    March 31
  Dollars in millions             1994    1993
  Cash provided by (used for)
   operating activities
   Net earnings (loss)           $ 33.8  $(32.0)
   Adjustments not affecting cash
     Extraordinary loss from
      retirement of debt              -    10.6
    Cumulative effect of change
      in accounting for postre-
      tirement benefits other than
      pensions                        -    56.5
    Depreciation and amortization  23.7    21.6
     Other, net                    (3.1)   (2.2)
   Changes in current assets and
     liabilities                   11.9     1.9

   Net cash provided by operations 66.3    56.4

  Investing activities
   Additions to property, plant
   and equipment                  (34.7   (25.3)
   Changes in short-term market-
   able securities                   -    104.0
   Other                           3.2     (2.6)

   Net cash provided by (used for)
    investing activities         (31.5)    76.1

  Financing activities
   Cash dividends                (18.3    (17.4)
   Changes in short-term debt      8.5    (20.9)
   Changes in long-term debt      (1.5)  (160.9)
   Common stock reacquired       (10.9)   (31.8)
   Other                           3.6      8.1

   Net cash (used for)
   financing activities          (18.6)  (222.9)

  Effects of foreign exchange
   rate changes                    1.2     (0.2)

   Increase (decrease) in cash
    and cash equivalents        $ 17.4   $(90.6)


  See accompanying Notes to Condensed Consolidated Financial
Statements
  (Unaudited).

                  NALCO CHEMICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 March 31, 1994



NOTE A   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.
Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 1994 and 1993. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, Price Waterhouse.
The Independent
Accountants' Review Report is included on page 6.




NOTE B   SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:

Dollars in millions, except per        March 31,    December 31,
share figures                            1994            1993

Preferred stock - par value $1.00 per share;
 authorized 2,000,000 shares;
 Series B ESOP Convertible Preferred
   Stock - 407,283 shares at
   March 31, 1994 and 407,806 shares
   at December 31, 1993                 $   0.4     $   0.4
 Series A Junior Participating Preferred
   Stock - none issued                        -           -
 Capital in excess of par value of shares 195.5       195.7
 Unearned ESOP compensation              (173.6)     (174.4)
                                           22.3        21.7

Common stock - par value $.1875 per share;
 authorized 200,000,000 shares; issued
 80,287,568 shares                         15.1        15.1
 Capital in excess of par value of shares  23.1        10.6
Retained earnings                         834.7       819.2
Minimum pension liability adjustment       (7.1)       (7.1)
Foreign currency translation
 adjustments                              (44.2)      (49.3)
Common stock reacquired - at cost
 11,497,275 shares at
 March 31, 1994 and 11,383,105
 shares at December 31, 1993             (279.7)     (259.6)

Total shareholders' equity              $ 564.2     $ 550.6

INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW
OF INTERIM FINANCIAL INFORMATION


To the Board of Directors and Shareholders of Nalco Chemical
Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of March 31, 1994, and for the three month period then ended. This interim financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the statement of consolidated financial condition as of December 31, 1993, and the related statements of consolidated earnings, of cash flows and of common shareholders equity for the year then ended (not presented herein), and in our report dated January 25, 1994 (except as to Note 17, which is as of February 3, 1994) we expressed an unqualified opinion on those consolidated financial statements. Our opinion included an explanatory paragraph which discussed the Company s change in its method of accounting for postretirement benefits other than pensions in 1993. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1993, is fairly stated in all material respects in relation to the statement of consolidated financial condition from which it has been derived.



Price Waterhouse

By:
Robert R. Ross

Engagement Partner


April 20, 1994
Chicago, Illinois

Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

First Quarter 1994 Operations Compared to First Quarter 1993

Sales for the quarter decreased 1 percent from last year, with two of the four operating units reporting improved results. Earnings were $33.8 million, a decrease of 4 percent from first quarter 1993 earnings of $35.1 million before an extraordinary loss and the cumulative effect of a change in accounting principle.

Sales by the three units comprising U.S. Operations were up 3 percent. Sales by the Water and Waste Treatment Division increased 4 percent from a year ago, as all five groups reported improvements. A double-digit gain was posted by the Polymer Group, and strong increases were also reported by the UNISOLV and Utility Chemicals Groups. The Process
Chemicals Division also posted a 4 percent gain in sales, led by a strong improvement by the Pulp and Paper Chemicals Group. Sales by the Petroleum Chemicals Division were 1 percent lower than a year ago, as a solid gain by the Additives Group was offset by lower sales to refineries.

Sales by International Operations decreased 6 percent. This was attributable to the weak economies in Europe and the stronger dollar compared to a year ago. Sales by European subsidiaries were down 9 percent from last year with about half the decline due to changes in translation rates. Latin American subsidiaries reported a 2 percent increase in sales with solid gains posted by companies in Argentina and Colombia. Pacific Rim sales rose 1 percent from a year ago. Most subsidiaries in the region posted strong improvements, but these gains were offset by lower results reported by companies in Australia and Indonesia.

The gross margin was 55.3 percent, down 0.4 percentage points from last year s rate of 55.7 percent. Gross margins of U.S. Operations decreased from a year ago as stable selling prices and lower raw material costs were more than offset by higher costs for field equipment, lower production volumes and sales mix changes. Slightly higher gross margins were reported by International Operations, however.

Operating expenses (selling, service research, etc.) were up $0.9 million or 1 percent over the first quarter of last year. Higher salaries and employee benefits were partially offset by decreased costs of incentive plans related to the lower sales and earnings for the quarter.

Operating earnings were down 6 percent to $59.1 million.

Interest and other income decreased $0.8 million from a year ago primarily as a result of lower interest income which reflected reduced levels of invested cash balances. Interest expense was $1.6 million lower than a year ago as a result of lower borrowing levels.

The effective tax rate was 38.5 percent for the quarter, compared to 39.7 percent for the same period last year and 38.9 percent for all of 1993.

Earnings before extraordinary loss and effect of accounting change as a percent to sales were 10.1 percent compared to 10.4 percent for a year ago. Fully diluted earnings per share before extraordinary loss and effect of accounting change were 42 cents for the quarter, a decrease of 2 percent from the 43 cents for the first quarter 1993. Fully diluted net earnings per share were 42 cents for the quarter, compared to a net loss per share of 42 cents a year ago.


Changes in Financial Condition

Cash and cash equivalents increased $17.4 million during the quarter as detailed in the Unaudited Condensed Consolidated
Statement of Cash Flows.

Days sales outstanding were 55 days at March 31, 1994, down slightly from the 56 days at the end of 1993. Working capital at March 31, 1994 totaled $189.2 million, up slightly from the $185.4 million at last year end. The ratio of current assets to current liabilities was 1.9 to 1 at March 31, 1994, which was slightly lower than the December 31, 1993 ratio of 2.0 to 1.

Domestic projects accounted for more than two-thirds of the $34.7 million in capital investments during the first quarter. Major expenditures were for additional PORTA-FEED units, automobiles for the sales force, and construction of the new European business and technical center near Leiden, The Netherlands which is scheduled for completion mid-year.

              PART II. OTHER INFORMATION



Item 4.Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Nalco Chemical Company was held on April 20, 1994, for the purpose of electing three Class I directors for three-year terms and approving the appointment of independent accountants. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. All of management s nominees for directors as listed in the proxy statement were elected. There were no broker non-votes.

The vote electing the individual directors was as follows:

                                  Shares          Shares
              Director          Voted  For       Withheld
          J. P. Frazee, Jr.    67,358,893        616,086
          A. L. Kelly          66,565,335      1,409,644
          F. A. Krehbiel       61,679,571      6,295,408

The appointment of Price Waterhouse as independent accountants for the Company was approved by the following vote:

             Shares              Shares             Shares
             Voted               Voted              Voted
               For               Against          Abstaining
          67,527,296           247,344            200,339

Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included herein:

          (11) Statement Re: Computation of Earnings Per Share

          (15) Awareness Letter of Independent Accountants

     (b) The Registrant has filed a report on Form 8-K dated February 3, 1994 relating to a proposed joint venture with Exxon Chemical Company and letter of intent to sell its Freeport, Texas plant and worldwide automotive paint spray booth business to PPG Industries, Inc.
          No financial statements were filed as a part of this report.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    NALCO CHEMICAL COMPANY
                                    (Registrant)






Date:   May 10, 1994                       W. E. BUCHHOLZ


                                     W. E. Buchholz - Vice
                                     President, Chief Financial
                                     Officer






Date:   May 10, 1994                     S. J. GIOIMO

                                   S. J. Gioimo - Secretary

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    NALCO CHEMICAL COMPANY
                                        (Registrant)






Date:   May 10, 1994


                                   W. E. Buchholz - Vice
                                   President, Chief Financial
                                  Officer






Date:   May 10, 1994


                                   S. J. Gioimo - Secretary