Form 10-Q
period 1994-06-30
NALCO CHEMICAL CO
filed 1994-08-12
CIK 69598

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington D.C.  20549

(Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1994

             THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING
           SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to

                      Commission File Number 1-4957



                         NALCO CHEMICAL COMPANY

                  Incorporated in the State of Delaware

                 Employer Identification No. 36-1520480

           One Nalco Center, Naperville, Illinois  60563-1198

                         Telephone 708-305-1000







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X          No



The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1994 was 68,354,353 shares common stock - par value $.1875 a share.

                          NALCO CHEMICAL COMPANY


                                   INDEX



                                                             Page No.
Part I. Financial Information:

      Item 1. Financial Statements

              Condensed Consolidated Statements of
               Financial Condition - June 30, 1994
               (Unaudited) and December 31, 1993 . . . .          2

              Condensed Consolidated Statements of
               Earnings (Unaudited) - Three Months and
               Six Months Ended June 30, 1994 and 1993 .          3

              Condensed Consolidated Statements of
               Cash Flows (Unaudited)- Three Months
               and Six Months Ended June 30, 1994 and 1993 . .    4

              Notes to Condensed Consolidated Financial
               Statements (Unaudited). . . . . . . . . .          5

              Report of Independent Accountants on
               Review of Interim Financial Information .          6

      Item 2. Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations . . . . . . . . . . . . . .          7




Part II.  Other Information:

      Item 6. Exhibits and Reports on Form 8-K . . . . .          9

      Exhibit (11) - Statement Re:  Computation
                   of Earnings Per Share . . . . . . . .         10

      Exhibit (15) - Awareness Letter of Independent
                   Accountants . . . . . . . . . . . . .         12

      Signatures . . . . . . . . . . . . . . . . . . . .         13

                      PART I. FINANCIAL INFORMATION

                 NALCO CHEMICAL COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                         June 30,        December 31,
                                          1994                1993
Dollars in millions                      (Unaudited)      (Note)
ASSETS
Current assets
Cash and cash equivalents              $   80.0           $   78.1
Accounts receivable, less allowances of
  $5.2 and $4.3, respectively             224.1              215.2
Inventories
  Finished products                        48.2                43.5
  Materials and work in process            28.6                25.4
                                           76.8                68.9
Prepaid expenses                           16.1                12.8
Total current assets                      397.0              375.0
Goodwill, less accumulated amortization of
  $13.7 and $10.1, respectively            116.0              112.9
Other assets                               155.6              166.0
Property, plant and equipment            1,186.4            1,129.9
  Less allowances for depreciation        (601.8)           (571.4)
                                           584.6              558.5
                                          $1,253.2         $1,212.4


LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                           $   20.5         $   15.2
Accounts payable                              99.6             84.5
Other current liabilities                     94.3             89.9
Total current liabilities                    214.4            189.6
Long-term debt                               249.3            252.1
Deferred income taxes                         57.9             58.1
Accrued postretirement benefits               98.1             94.2
Other liabilities                             67.2             67.8
Shareholders' equity                         566.3            550.6
                                          $1,253.2         $1,212.4


Note: The Statement of Financial Condition at December 31, 1993 has been derived from the audited financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                   NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                                   Three Months Ended   Six Months Ended
(Amounts in millions,                   June 30              June 30
except per share data)               1994    1993          1994     1993

Net sales                         $352.0    $347.5      $688.2    $686.5
Operating costs and expenses
   Cost of products sold           158.3      151.8      308.7     301.9
   Operating expenses              135.3      129.9      262.0     255.7

                                   293.6      281.7      570.7     557.6

Operating earnings                  58.4       65.8      117.5     128.9
Other income (expense)
   Interest and other income         2.8        2.9        5.5       6.4
   Interest expense                 (6.6)     (6.4)      (13.4)    (14.8)

Earnings before income taxes        54.6      62.3       109.6     120.5

Income taxes                        21.5      24.2        42.7      47.3

Earnings before extraordinary loss and
   effect of accounting change      33.1      38.1        66.9      73.2
Extraordinary loss from retirement of debt,
   net of taxes                         -         -          -     (10.6)
Cumulative effect of change in accounting
   for postretirement benefits other than
   pensions, net of taxes                -        -          -     (56.5)

Net earnings                        $ 33.1   $ 38.1     $ 66.9    $  6.1

Per common share
Earnings - Primary
   Before extraordinary loss and
     accounting change              $  .44   $  .50      $  .89    $  .96
   Extraordinary loss from retirement
     of debt                             -        -           -      (.15)
   Cumulative effect of change in
     accounting for postretirement
     benefits other than pensions        -        -           -      (.80)

   Net earnings                     $  .44   $  .50       $  .89   $  .01

Earnings - Fully Diluted
   Before extraordinary loss and
     accounting change              $  .41   $  .46       $  .83   $  .89
   Extraordinary loss from retirement
     of debt                             -        -            -     (.13)
   Cumulative effect of change in
     accounting for postretirement
     benefits other than pensions        -        -            -     (.72)

   Net earnings                     $  .41   $  .46       $  .83   $  .04

Cash dividends                      $  .24   $  .225      $  .465  $  .435

Average primary shares outstanding
   (in thousands)                   69,127    69,830       69,325   70,129

Average fully diluted shares outstanding
   (in thousands)                   77,263    78,036       77,469   78,335

See accompanying Notes to Condensed Consolidated Financial Statements
 (Unaudited).




                   NALCO CHEMICAL COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                              Three Months Ended      Six Months Ended
                                June 30                       June 30
Dollars in millions          1994          1993              1994     1993
Cash provided by (used for)
operating activities
 Net earnings                $ 33.1       $ 38.1           $ 66.9     $  6.1
 Adjustments not
 affecting cash
  Extraordinary loss from
 retirement of debt               -           -                 -       10.6
  Cumulative effect of change
  in accounting for
  postretirement benefits
   other than pensions            -           -                 -         56
  Depreciation and amortization23.4        22.0              47.1       43.6
  Other, net                    7.9         5.4               4.8        3.2
 Changes in current assets and
 liabilities                   (6.3)        1.8               5.6         3.7

  Net cash provided by
  operations                   58.1        67.3             124.4       123.7

Investing activities
 Additions to property, plant
 and equipment                (33.8)      (28.3)            (68.5)      (53.6)
 Changes in short-term
 marketable securities            -           -                 -       104.0
 Other                         (3.9)       14.2              (0.7)       11.6

  Net cash provided by (used for)
  investing activities        (37.7)      (14.1)            (69.2)       62.0

Financing activities
 Cash dividends              (119.2)      (18.4)            (37.5)      (35.8)
 Changes in short-term debt     0.9         4.2               9.4       (16.7)
 Changes in long-term debt      0.3        (4.9)             (1.2)     (165.8)
 Common stock reacquired      (21.5)      (12.5)            (32.4)      (44.3)
 Other                          1.8         1.5               5.4           9

  Net cash (used for)
  financing activities        (37.7)      (30.1)            (56.3)     (253.0)

Effects of foreign exchange
 rate changes                   1.8           -               3.0        (0.2)

  Increase (decrease) in cash and
  cash equivalents           $(15.5)     $ 23.1            $  1.9      $(67.5)

See accompanying Notes to Condensed Consolidated Financial Statements
 (Unaudited).

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 June 30, 1994



NOTE A - BASIS OF PRESENTATION

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month and six month periods ended June 30, 1994 and 1993. The results of interim periods are not necessarily indicative of results to be expected for the year.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, Price Waterhouse LLP. The Report of
Independent Accountants on Review of Interim Financial Information is included on page 6.


















NOTE B - SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:

                                    June 30,     December 31,
Dollars in millions, except
 per share figures                    1994              1993

Preferred stock - par value $1.00 per share;
 authorized 2,000,000 shares;
 Series B ESOP Convertible Preferred
   Stock - 406,351 shares at
   June 30, 1994 and 407,806 shares
   at December 31, 1993               $   0.4         $   0.4
 Series A Junior Participating Preferred
   Stock - none issued                      -               -
 Capital in excess of par value of
  shares                                195.1            195.7
 Unearned ESOP compensation            (173.6)          (174.4)
                                         21.9             21.7

Common stock - par value $.1875 per share;
 authorized 200,000,000 shares; issued
 80,287,568 shares                       15.1             15.1
 Capital in excess of par value of
 shares                                  23.5             10.6
Retained earnings                       848.6            819.2
Minimum pension liability adjustment     (7.1)            (7.1)
Foreign currency translation
 adjustments                            (38.0)           (49.3)
Common stock reacquired - at cost
 11,933,215 shares at
 June 30, 1994 and 11,383,105
 shares at December 31, 1993           (297.7)          (259.6)

Total shareholders' equity            $ 566.3          $ 550.6








               REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

                     OF INTERIM FINANCIAL INFORMATION




To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of June 30, 1994, and for the three month and six month periods then ended. This interim financial information is the responsibility of the Company's management.

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



Price Waterhouse LLP

By:                                                         Robert R. Ross
                                                            Engagement Partner


July 29, 1994
Chicago, Illinois
Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of
                                    Operations

Second Quarter 1994 Operations Compared to Second Quarter 1993

Sales for the quarter rose 1 percent over last year, with two of the four operating units reporting improved results. Net earnings were $33.1 million, a decrease of 13 percent from second quarter 1993 earnings of $38.1 million.

Sales by the three units comprising U.S. Operations increased 3 percent. Sales by the
Water and Waste Treatment Division were up 1 percent over a year ago with the Polymer Group reporting a double-digit gain. UNISOLV , Utility Chemicals, and Watergy also posted gains. The Process Chemicals Division posted a 7 percent increase in sales, led by the
General Industry and Absorbent Chemicals Groups, which reported double-digit gains. Pulp and Paper Chemicals also posted a strong improvement over last year. Sales by the
Petroleum Division were 5 percent lower than a year ago.

Sales by International Operations were down 1 percent. Latin American subsidiaries reported a 9 percent gain in sales with double-digit advances posted by companies in Venezuela and
Argentina. Pacific Rim sales rose 6 percent with all but one subsidiary reporting advances from last year. Sales by European subsidiaries, however, were down 7 percent from a year ago, with over half of the decrease resulting from changes in exchange rates. European exports to the Middle East were also down significantly.

The gross margin was 55.0 percent, down 1.3 percentage points from last year's rate of 56.3 percent. Gross margins of U.S. Operations decreased from a year ago as lower raw material costs were more than offset by the effects of sales mix changes.

Operating expenses (selling, service, research, etc.) were up $5.4 million or 4 percent over the second quarter of last year. Spending for future international growth resulted in higher salaries, employee benefits, and depreciation.

Interest and other income decreased $0.1 million from a year ago as improved foreign exchange results were offset by lower equity in earnings of affiliated companies. Interest expense was up $0.2 million over the second quarter 1993.

The effective tax rate was 39.4 percent for the quarter, compared to 38.9 percent for the same period last year and for all of 1993.

Operating earnings of $58.4 million were 11 percent lower than last year s $65.8 million.
Net earnings as a percent to sales were 9.4 percent compared to 11.0 percent for a year ago. Fully diluted earnings per share were 41 cents for the quarter, a decrease of 11 percent from the 46 cents for the second quarter 1993.

First Half 1994 Operations Compared To First Half 1993

Sales for the first six months were $688.2 million, up slightly over sales of $686.5 million for the same period last year.

Sales by the three domestic divisions rose 3 percent. The Water and Waste Treatment
Division reported a 3 percent increase with advances posted by four of the five marketing groups, most notably the Polymer Group which recorded a double-digit gain. Process
Chemicals Division sales were up 6 percent, with the Absorbent Chemicals, General Industry, and Pulp and Paper Chemicals Groups reporting solid growth. Petroleum Chemicals Division sales were down 3 percent from a year ago.

International Operations reported a 3 percent decrease in sales from a year ago. Sales by
Latin American subsidiaries were up 6 percent, with solid increases posted by companies in
Venezuela and Argentina. In the Pacific Rim, sales advanced 3 percent as double-digit gains were recorded by subsidiaries in Hong Kong, Japan, Philippines, and Thailand. Unfavorable translation rates compared to last year and lower exports to the Middle East contributed to an 8 percent decrease in sales by European subsidiaries from a year ago.

The gross margin was 55.1 percent, down 0.9 percentage points from last year's rate of 56.0 percent. Gross margins of U.S. Operations decreased from a year ago primarily as a result of sales mix changes. Gross margins of our International Operations were unchanged from last year.

Operating expenses were up $6.3 million or 2 percent from a year ago as a result of higher salaries, benefits and depreciation.

Interest and other income decreased $0.9 million from a year ago as a result of lower interest income, which reflected reduced levels of invested cash balances. In addition, lower equity in earnings of affiliated companies and net other miscellaneous income were partly offset by improved foreign exchange results compared to last year. Interest expense was down $1.4 million from last year as a result of lower borrowing levels.

The effective tax rate was 38.9 percent, slightly lower than the 39.3 percent for the first half of 1993.

Operating earnings were $117.5 million, a decrease of 9 percent from a year ago. Earnings before extraordinary loss and effect of accounting change as a percent to sales were 9.7 percent compared to 10.7 percent for a year ago. Fully diluted earnings per share before extraordinary loss and effect of accounting change were 83 cents, a decrease of 7 percent from the 89 cents for the first half 1993. Fully diluted net earnings per share were 83 cents for the first half of 1994, compared to 4 cents for a year ago.

Changes in Financial Condition

Cash and cash equivalents increased $1.9 million during the first half of 1994 as detailed in the Unaudited Condensed Consolidated Statements of Cash Flows.

Days sales outstanding were 56 days at June 30, 1994, unchanged from December 31, 1993.
Working capital at June 30, 1994 totaled $182.6 million, down slightly from the $185.4 million at last year end. The ratio of current assets to current liabilities was
1.9 to 1
at June 30, 1994, which was slightly lower than the December 31, 1993 ratio of
2.0 to 1.

Domestic projects accounted for about two-thirds of the $68.5 million in capital investments during the first half. Major expenditures were for additional PORTA-FEED units, automobiles for the sales force, and construction of the new European business and technical center near Leiden, The Netherlands, which was dedicated in June 1994.

                           PART II. OTHER INFORMATION


Item 6.                              Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included herein:

          (11) Statement Re: Computation of Earnings Per Share

          (15) Awareness Letter of Independent Accountants

     (b) The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        NALCO CHEMICAL COMPANY
                                        (Registrant)






Date:   August 10, 1994                      W. E. BUCHHOLZ

                                   W. E. Buchholz - Vice President,
                                      Chief Financial Officer






Date:   August 10, 1994                      S. J. GIOIMO

                                   S. J. Gioimo - Secretary