Form 10-Q
period 1994-09-30
NALCO CHEMICAL CO
filed 1994-11-14
CIK 69598

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

(Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1994

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



The number of shares outstanding of each of the issuer's classes of common stock, as of
September 30, 1994 was 68,240,066 shares common stock - par value $.1875 a share.

                             NALCO CHEMICAL COMPANY


                                     INDEX



                                                           Page No.

Part I.    Financial Information:

           Item 1. Financial Statements

                   Condensed Consolidated Statements of
                    Financial Condition - September 30, 1994
                    (Unaudited) and December 31, 1993. . . . .2

                   Condensed Consolidated Statements of
                    Earnings (Unaudited) - Three Months and
                    Nine Months Ended September 30, 1994 and 1993. 3

                   Condensed Consolidated Statements of
                    Cash Flows (Unaudited)- Three Months
                    and Nine Months Ended September 30, 1994 and 1993. .4

                   Notes to Condensed Consolidated Financial
                    Statements (Unaudited) . . . . . . . . . .5

                   Report of Independent Accountants on
                    Review of Interim Financial Information. .7

           Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations. . . . . . . . . . . . . . .8




Part II.   Other Information:

           Item 6. Exhibits and Reports on Form 8-K. . . . . 11

           Exhibit (11) - Statement Re:  Computation
                        of Earnings Per Share. . . . . . . . 12

           Exhibit (15) - Awareness Letter of Independent
                        Accountants. . . . . . . . . . . . . 14

           Exhibit (27) - Financial Data Schedule. . . . . . 15

           Signatures .  . . . . . . . . . . . . . . . . . . 16

                        PART I. FINANCIAL INFORMATION

                   NALCO CHEMICAL COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                             September 30,  December 31,
                                                1994           1993
Dollars in millions                           (Unaudited)      (Note)

ASSETS
Current assets
Cash and cash equivalents                    $   72.5       $   78.1
Accounts receivable, less allowances of
       $5.9 and $4.3, respectively              210.9          215.2
Inventories
       Finished products                         45.9           43.5
       Materials and work in process             29.1           25.4
                                                 75.0           68.9
Prepaid expenses                                 13.5           12.8
Total current assets                            371.9          375.0
Investments in and advances to
  affiliated companies                          134.1           16.4
Goodwill, less accumulated amortization of
       $14.1 and $10.1, respectively            107.7          112.9
Other assets                                    139.2          149.6
Property, plant and equipment                 1,054.9        1,129.9
       Less allowances for depreciation        (533.1)        (571.4)
                                                521.8          558.5
                                             $1,274.7       $1,212.4


LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                              $   13.9       $   15.2
Accounts payable                                100.0           84.5
Accrued formation and consolidation expenses     46.1              -
Other current liabilities                        87.5           89.9
Total current liabilities                       247.5          189.6
Long-term debt                                  248.5          252.1
Deferred income taxes                            60.8           58.1
Accrued postretirement benefits                 100.1           94.2
Other liabilities 65.1                           67.8
Shareholders' equity                            552.7          550.6
                                             $1,274.7       $1,212.4


Note: The Statement of Financial Condition at December 31, 1993 has been derived from the audited financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                   NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                                        Three Months Ended   Nine Months Ended
(Amounts in millions,                     September 30       September 30
except per share data)                   1994    1993      1994     1993


Net sales                              $343.4  $354.0  $1,031.6 $1,040.5
Operating costs and expenses
   Cost of products sold                152.5   154.9     461.2    456.8
   Selling, administrative and
     research expenses                  125.4   131.3     387.4    387.0
   Formation and consolidation expenses  51.1       -      51.1        -

                                        329.0   286.2     899.7    843.8

Operating earnings                       14.4    67.8     131.9    196.7
Other income (expense)
   Interest and other income              9.1     3.0      14.6      9.4
   Interest expense                      (4.3)   (6.3)    (17.7)   (21.1)

Earnings before income taxes             19.2    64.5     128.8    185.0

Income taxes                             11.7    25.8      54.4     73.1

Earnings before extraordinary loss and
   effect of accounting change            7.5    38.7      74.4    111.9
Extraordinary loss from retirement of debt,
   net of taxes                             -       -         -    (10.6)
Cumulative effect of change in accounting
   for postretirement benefits other than
   pensions, net of taxes                   -       -         -    (56.5)

Net earnings                           $  7.5  $ 38.7   $ 74.4    $ 44.8

Per common share
Earnings - Primary
   Before extraordinary loss and
     accounting change                 $  .07  $  .52    $  .96   $ 1.48
   Extraordinary loss from retirement
     of debt                              -         -        -      (.15)
   Cumulative effect of change in
     accounting for postretirement
     benefits other than pensions           -       -         -     (.81)

   Net earnings                        $  .07  $  .52    $  .96   $  .52

Earnings - Fully Diluted
   Before extraordinary loss and
     accounting change                 $  .08  $  .48    $  .91   $ 1.37
   Extraordinary loss from retirement
     of debt                             -         -        -      (.14)
   Cumulative effect of change in
     accounting for postretirement
     benefits other than pensions           -       -         -     (.72)

   Net earnings                        $  .08  $  .48    $  .91   $  .51

Cash dividends                         $  .24  $  .225  $  .705   $  .66

Average primary shares outstanding
   (in thousands)                      68,844  69,654    69,196   69,967

Average fully diluted shares outstanding
   (in thousands)                      76,968  77,836    77,331   78,165

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).



                   NALCO CHEMICAL COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                        Three Months Ended   Nine Months Ended
                                          September 30       September 30
Dollars in millions                      1994    1993      1994     1993

Cash provided by (used for) operating activities
 Net earnings                           $ 7.5  $ 38.7     $74.4  $  44.8
 Adjustments not affecting cash
  Formation and consolidation expenses   51.1       -      51.1        -
  Extraordinary loss from retirement of
  debt                                      -        -        -     10.6
  Cumulative effect of change in accounting for
   postretirement benefits other than
   pensions                                 -        -        -     56.5
  Depreciation and amortization          22.7    22.2      69.8     65.8
  Other, net                             (3.9)    4.1       0.9      7.3
 Changes in current assets and
  liabilities                            (2.0)    9.9       3.6     13.6

  Net cash provided by operations        75.4    74.9     199.8    198.6

Investing activities
 Additions to property, plant and
  equipment                             (29.6)  (28.9)   (98.1)    (82.5)
 Changes in short-term marketable
  securities                                -       -        -     104.0
 Other                                  (24.3)   (1.4)    (25.0)    10.2

  Net cash provided by (used for)
  investing activities                  (53.9)  (30.3)   (123.1)    31.7

Financing activities
 Cash dividends                         (19.2)  (18.2)    (56.7)   (54.0)
 Changes in short-term debt              (4.1)   (0.8)      5.3    (17.5)
 Changes in long-term debt               (1.8)   (1.9)     (3.0)  (167.7)
 Common stock reacquired                 (6.3)   (7.9)    (38.7)   (52.2)
 Other                                    0.9     2.8       6.3     12.4

  Net cash (used for)
  financing activities                  (30.5)  (26.0)    (86.8)  (279.0)

Effects of foreign exchange rate
  changes                                 1.5     0.5       4.5      0.3

  Increase (decrease) in cash and
  cash equivalents                     $ (7.5) $ 19.1    $ (5.6)  $(48.4)

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               September 30, 1994



NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.
Financial information as of December 31 has been derived from the audited financial statements of Nalco Chemical Company and subsidiaries (the Company), but does not include all disclosures required by generally accepted accounting principles.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month and nine month periods ended September 30, 1994 and 1993. The results of interim periods are not necessarily indicative of results to be expected for the year.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by the Company s independent accountants, Price Waterhouse LLP. The Report of
Independent Accountants on Review of Interim Financial Information is included on page 7.



NOTE B - SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:

                                                September 30,  December 31,
Dollars in millions, except per share figures       1994           1993


Preferred stock - par value $1.00 per share;
 authorized 2,000,000 shares;
 Series B ESOP Convertible Preferred
   Stock - 405,537 shares at
   September 30, 1994 and 407,806 shares
   at December 31, 1993                            $  0.4       $   0.4
 Series A Junior Participating Preferred
   Stock - none issued                                  -             -
 Capital in excess of par value of shares           194.7         195.7
 Unearned ESOP compensation                        (173.6)       (174.4)
                                                     21.5          21.7

Common stock - par value $.1875 per share;
 authorized 200,000,000 shares; issued
 80,287,568 shares                                   15.1          15.1
 Capital in excess of par value of shares            23.6          10.6
Retained earnings                                   836.9         819.2
Minimum pension liability adjustment                 (7.1)         (7.1)
Foreign currency translation
 adjustments                                        (34.8)        (49.3)
Common stock reacquired - at cost
 12,047,502 shares at
 September 30, 1994 and 11,383,105
 shares at December 31, 1993                       (302.5)       (259.6)

Total shareholders' equity                        $ 552.7       $ 550.6

NOTE C - INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES

The Company s investments in affiliated companies are accounted for by the equity method and consist primarily of its 60-percent interest in Nalco/Exxon Energy Chemicals, L.P. (NEEC), a joint venture which was formed on September 1, 1994. Nalco and Exxon Chemical Company
(Exxon), a division of Exxon Corporation, formed NEEC to provide specialty chemical products and services to the petroleum and chemicals industries worldwide. These products and services are used in oil exploration, production, distribution and refining;
gas
exploration, production and transmissions; and chemical process industry applications.

At the time of formation of NEEC, the Company contributed cash and other assets aggregating approximately $105 million which consisted of its U.S. Petroleum Chemicals Division and certain petroleum chemical product lines of its international operations. Minor additional assets and liabilities will be transferred during the fourth quarter of 1994.

All significant management decisions of the joint venture require agreement by both the
Company and Exxon. In addition, certain provisions of the joint venture agreement provide
Exxon with an option to cause NEEC to redeem a portion of the Company s interest in NEEC such that subsequent to such redemption, the Company and Exxon shall share equally in the results of the venture. As a result of the Company not exercising control over NEEC, its investment in the venture is accounted for under the equity method.


NOTE D - FORMATION AND CONSOLIDATION EXPENSES

The Company adopted a worldwide consolidation plan for manufacturing and support operations during the third quarter 1994, primarily as a result of the formation of the NEEC joint venture discussed in Note C. The joint venture was formed to take advantage of synergies in business management, technology, product offerings, and manufacturing opera-tions. Because the joint venture will be able to focus exclusively on opportunities in the petroleum market, it strengthens the Company s capability to address the needs of petroleum industry customers worldwide through an expanded network of experienced personnel, state-of-the-art technology, and consultative services. The production volume reduction caused by redundancies associated with the joint venture formation requires the Company to downsize, close, and consolidate operations. In the United States, the Company will close its South
Chicago plant, and several manufacturing and support operations will also be closed or downsized overseas, primarily in Europe. Certain support functions will be regionalized on a pan-European basis in order to more efficiently serve customers. Certain redundant petroleum assets that were not contributed to the joint venture will be scrapped and written down to net realizable value. In addition, assets associated with other programs have been written off. Most of these activities are expected to occur during the first half of 1995, and should be completed by the end of 1995.

The aggregate expected cost of these plans is approximately $68 million, before tax. The after-tax cost is approximately $54 million, or 70 cents per share on a fully diluted basis, of which $35.5 million, or 46 cents per share on a fully diluted basis, was recorded in the third quarter. The remaining $18.5 million, after tax, is expected to be recorded in the fourth quarter 1994, when termination benefits are fully communicated to affected employees and tax costs associated with the joint venture formation can be more accurately determined.

The pretax cost of providing termination benefits for the elimination of approximately 400 positions worldwide, including manufacturing and support personnel, will require approximately $26 million in cash. Charges associated with facility closings and the
disposition of assets that are no longer productive will total about $24 million, including
$21 million for non-cash asset write-offs and $3 million in cash payments associated with asset disposals. The remaining $18 million of the pretax charge represents cash payments for post-closure plant environmental remediation, legal and consulting fees and other exit costs. Approximately $10 million of the termination benefits and other cash outlays is expected to be paid in 1994, and the remaining $37 million in 1995. The Company anticipates that these cash expenditures will be funded through operating cash flows. This charge is expected to generate a tax benefit of approximately $14 million, net of tax costs associated with the contribution of assets to various joint venture entities.

As of September 30, 1994, $5.0 million had been charged against the $51.1 million provision for formation and consolidation expenses that was recorded in the third quarter. These charges were primarily costs incurred to effect the formation of the joint venture and write-downs of certain assets to their net realizable values. Termination benefits paid during the quarter were not significant.

               REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

                     OF INTERIM FINANCIAL INFORMATION




To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of September 30, 1994, and for the three month and nine month periods then ended. This interim financial information is the responsibility of the Company's management.

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



Price Waterhouse LLP

By:                 Robert R. Ross
                                                            Engagement Partner


October 24, 1994
Chicago, Illinois

Item 2.        Management's Discussion and Analysis of Financial Condition
                                                       Operations

Third Quarter 1994 Operations Compared to Third Quarter 1993

Sales for the quarter decreased 3 percent from last year, which was caused by the transfer of the Company s U.S. Petroleum Chemicals Division marketing groups and certain petroleum
chemical product lines of its international operations to the newly formed
 Nalco/Exxon
Energy Chemicals, L.P. joint venture on September 1, 1994. On a comparable basis, sales for the third quarter would have increased 2.5 percent. Net earnings were $7.5 million, which included an after-tax charge of $35.5 million that resulted from the formation of the joint venture and the adoption of a worldwide consolidation plan. Excluding the after-tax charge, earnings would have been $43.0 million, an 11 percent increase over third quarter 1993
earnings of $38.7 million.

Sales by the Water and Waste Treatment Division were up 2 percent over a year ago with the
UNISOLV Group reporting a double-digit gain. The Polymer, Utility Chemicals, and WATERGY
Groups also posted improvements. The Process Chemicals Division reported slightly lower sales from a year ago as a result of a decrease by Absorbent Chemicals. Modest improvements were posted by the other groups in the Division, however. Sales by the Petroleum Division were 37 percent lower than a year ago, as a result of the transfer of business to the newly formed joint venture. On a comparable basis, sales by the Division would have decreased 8 percent.

Sales by International Operations were up $0.2 million over the third quarter 1993, but would have increased 6 percent over last year without the transfer of business to the joint venture. On a comparable basis, sales by Latin American and Pacific Rim subsidiaries would have risen 20 percent and 14 percent, respectively. Sales by European subsidiaries would have been up 1 percent, as lower European exports to the Middle East were offset by the effects of favorable translation rate changes from last year.

The gross margin was 55.6 percent, down 0.6 percentage points from last year's rate of 56.2 percent. Gross margins of U.S. Operations decreased from a year ago as a result of higher
raw material costs, lower average selling prices, and sales mix changes.
 Slightly lower
gross margins were also reported by International Operations, primarily in Europe.

Selling, administrative, and research expenses were down $5.9 million or 4 percent from the third quarter of last year, as a result of the transfer of business to the joint venture.
On a comparable basis, these expenses would have risen nearly $2.0 million as a result of higher salaries, employee benefits, and depreciation.

Results for the third quarter 1994 were significantly impacted by a $51.1 million charge, before tax, for formation and consolidation expenses, as described in Note D. The
Nalco/Exxon Energy Chemicals joint venture and the Company s consolidation plan are expected to result in an annualized earnings improvement of at least $8 million, beginning in 1995. This is expected to be realized through lower payroll expenses, depreciation, and other operating expenses resulting from the joint venture and the consolidation plan. The joint venture is expected to contribute increased earnings compared to what was previously generated by the Company s petroleum business, as a result of synergies achieved.

Interest and other income increased $6.1 million from a year ago, primarily as a result of a gain on the sale of the Company s automotive paint spray booth business. This business had generated annual revenues of approximately $10 million. Also contributing to the
improvement was higher equity in earnings of affiliated companies, because of the initial month of operations for the joint venture. Interest expense decreased $2.0 million from a year ago, mainly because of a new monetary control program in Brazil and a reduced borrowing level by our Brazilian subsidiary.

The effective tax rate was 61.2 percent for the quarter. This unusually high rate reflects tax expenses on assets transferred to the joint venture and the significantly lower earnings before tax amount due to the formation and consolidation charge. Excluding the tax expense associated with the assets contributed to the joint venture, the effective tax rate would have been about 40.3 percent for the quarter, compared to 40.0 percent for the same period last year, and 38.9 percent for all of 1993.

Operating earnings, excluding the $51.1 million charge for formation and consolidation expenses, would have been $65.5 million, 3 percent lower than last year s $67.8 million.
Without the after-tax charge of $35.5 million for formation and consolidation expenses, net earnings as a percent to sales would have been 12.5 percent compared to 10.9 percent for a year ago. Fully diluted earnings per share were 8 cents for the quarter. However, excluding the 46 cents per share charge for formation and consolidation expenses, fully diluted earnings per share would have been 54 cents, compared to the 48 cents per share reported
for the third quarter 1993. After tax, the gain on the sale of the automotive paint spray booth business contributed 4 cents per share to third quarter 1994 results.

First Nine Months 1994 Operations Compared To First Nine Months 1993

Sales for the first nine months were $1,031.6 million, a 1 percent decrease from sales of
$1,040.5 million for the same period last year. This decrease reflects business transferred
to the newly formed Nalco/Exxon Energy Chemicals joint venture on September 1, 1994. On a comparable basis, sales would have increased 1 percent.

Sales by the three domestic divisions were unchanged from a year ago, again reflecting the transfer of the Company s U.S. Petroleum Chemicals Division marketing groups to the joint
venture on September 1, 1994. On a comparable basis, sales by the three domestic divisions
would have risen 2 percent. The Water and Waste Treatment Division reported a 3 percent increase with advances posted by four of the five marketing groups, most notably the
Polymer and UNISOLV Groups. Process Chemicals Division sales were up 3 percent, with
improvements reported by all four marketing groups. Petroleum Chemicals Division sales were
down 15 percent from a year ago, primarily as a result of business transferred to the joint venture.

International Operations reported a 2 percent decrease in sales from a year ago.
 On a
comparable basis, sales by International Operations would have been unchanged. Sales by
Latin American subsidiaries would have been up 10 percent, with solid increases posted by
companies in Argentina, Colombia, and Venezuela. In the Pacific Rim, sales would have
advanced 7 percent as double-digit gains were recorded by subsidiaries in Hong Kong, Japan,
Philippines, Singapore, and Thailand. Sales by European subsidiaries would have decreased
about 6 percent, which was primarily attributable to lower exports to the Middle
 East and
unfavorable translation rate changes compared to last year.

The gross margin was 55.3 percent, down 0.8 percentage points from last year's rate of 56.1
percent. Gross margins of U.S. Operations decreased from a year ago primarily as a result
of sales mix changes. Gross margins of our International Operations were also slightly lower than a year ago.

Selling, administrative, and research expenses were comparable to a year ago, reflecting the transfer of business to the joint venture. On a comparable basis, these expenses would
have been up about $8.0 million, primarily as a result of higher salaries, benefits, and depreciation.

The Company recorded a before-tax charge of $51.1 million in the third quarter 1994 that resulted from the formation of the Nalco/Exxon Energy Chemicals joint venture and adoption of a worldwide consolidation plan. After tax, this charge reduced net earnings for the
first nine months of 1994 by $35.5 million, or 46 cents per share on a fully diluted basis.
An additional $18 million, after tax, is expected to be recorded in the fourth quarter
1994, bringing the total after-tax charge to approximately $54 million, or 70 cents per
share on a fully diluted basis. See Note D, Formation and Consolidation
 Expenses.

Interest and other income increased $5.2 million over a year ago primarily as a result of a gain on the sale of the Company s automotive paint spray booth business. Higher equity in
earnings of affiliated companies, resulting from the initial month of operations for the
joint venture, and improved foreign exchange results were offset by lower interest income and net other miscellaneous income. Interest expense was down $3.4 million from last year as a result of lower borrowing levels and a new monetary control program in Brazil.

The effective tax rate was 42.2 percent. Included in tax expense for the first nine months of 1994 were taxes associated with establishing the joint venture. Excluding those taxes, the effective tax rate would have been 39.1 percent, compared to the 39.5 percent for the same period last year.

Without the $51.1 million charge for formation and consolidation expenses, operating
earnings would have been $183.0 million, a decrease of 7 percent from a year ago. Excluding the after-tax charge of $35.5 million for formation and consolidation expenses, earnings
before extraordinary loss and effect of accounting change as a percent to sales would have been 10.7 percent compared to 10.8 percent for a year ago. Excluding the 46 cents per share net charge for formation and consolidation expenses, fully diluted earnings per share
before extraordinary loss and effect of accounting change would have been $1.37, comparable to the amount for the first nine months of 1993. Fully diluted net earnings per share were
91 cents for the first nine months of 1994, compared to 51 cents for the same period last year.

Changes in Financial Condition

Cash and cash equivalents decreased $5.6 million during the first nine months of
 1994 as
detailed in the Unaudited Condensed Consolidated Statements of Cash Flows.

Days sales outstanding were 56 days at September 30, 1994 and December 31, 1993.
  Working
capital at September 30, 1994 totaled $124.4 million, down from the $185.4 million at last
year end. This decrease was primarily attributable to the accrual for formation
 and
consolidation expenses and cash and inventory contributed to the newly formed joint
venture. The ratio of current assets to current liabilities was 1.5 to 1 at
 September 30,
1994, down from the December 31, 1993 ratio of 2.0 to 1.

Investments in and advances to affiliated companies increased nearly $118 million from
December 31, 1993, reflecting assets contributed to the joint venture.

Domestic projects accounted for about two-thirds of the $98.1 million in capital investments during the first nine months of 1994. Major expenditures were for additional
PORTA-FEED units, automobiles for the sales force, and construction of the new European business and technical center near Leiden, The Netherlands, which was dedicated in June
1994.

                           PART II. OTHER INFORMATION



Item 6.                         Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included herein:

          (11) Statement Re: Computation of Earnings Per Share

          (15) Awareness Letter of Independent Accountants

          (27) Financial Data Schedule

     (b) The Registrant has filed a report on Form 8-K dated September 1, 1994 relating to the completion of its agreement with Exxon Chemical Company to form a worldwide energy chemicals joint venture company to be known as Nalco/Exxon
          Energy Chemicals, L.P.

          At the same time, the Registrant announced a worldwide restructuring and consolidation of manufacturing and support operations aimed at achieving greater efficiencies and enhanced customer satisfaction.

SIG                              NATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       NALCO
CHEMICAL COMPANY
                                        (Registrant)






Date:   November 11, 1994                    W. E. BUCHHOLZ

                                   W. E. Buchholz - Vice President,
                                      Chief Financial Officer






Date:   November 11, 1994                    S. J. GIOIMO

                                   S. J. GIOIMO - Secretary