Form 10-K405
NALCO CHEMICAL CO
filed 1995-03-31
CIK 69598

                                                                            1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
  [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1994
                                       OR
  [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from                     to
                         COMMISSION FILE NUMBER 1-4957

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,344,903,008 at February 21, 1995.*

  The number of shares outstanding of each of the issuer's classes of Common Stock, as of February 21, 1995 was 67,845,295 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Registrant's 1994 Annual Report to Shareholders are incorporated by reference into Parts I and II.

  Portions of the Registrant's Proxy Statement dated March 17, 1995 for the April 20, 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.
--------------
  *Excludes reported beneficial ownership by all directors and executive officers of the Registrant; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
 Item 1  Business........................................................     1
         Executive Officers of the Registrant............................     1
 Item 2  Properties......................................................   4
 Item 3  Legal Proceedings...............................................   5
 Item 4  Submission of Matters to a Vote of Security Holders.............   5

                                    PART II

 Item 5  Market for the Registrant's Common Stock and Related Security      5
         Holder Matters..................................................
 Item 6  Selected Financial Data.........................................   5
 Item 7  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................   6
 Item 8  Financial Statements and Supplementary Data.....................   6
 Item 9  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................   6

                                    PART III

 Item 10 Directors and Executive Officers of the Registrant..............   6
 Item 11 Executive Compensation..........................................   6
 Item 12 Security Ownership of Certain Beneficial Owners and Management..   6
 Item 13 Certain Relationships and Related Transactions..................   6

                                    PART IV

 Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.   7

                                     PART I

ITEM 1. BUSINESS.

  Nalco Chemical Company was incorporated in 1928 in Delaware and has its principal executive offices at One Nalco Center, Naperville, Illinois 60563. Its telephone number is 708-305-1000. As used in this report, "Company" and "Nalco" refer to Nalco Chemical Company and its consolidated subsidiaries.

  Nalco is engaged primarily in the manufacture and sale of highly specialized Service Chemicals. Specified financial information for Service Chemicals by geographic area is shown in Note 2 of the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.

  Nalco's business includes the production and sale of chemicals, technology, services, and systems (monitoring and surveillance) used in water treatment, pollution control, energy conservation, steelmaking, papermaking, mining and mineral processing, electricity generation, other industrial processes, and commercial building utility systems. Service Chemicals are developed and formulated to meet specific customer needs. In general, they are part of value added programs designed to help customers maintain a high level of operating performance and efficiency in their facilities, improve the quality of customers' end products, or help customers meet environmental discharge limits in a cost-effective way. Nalco products are used for purposes such as: control of scale, corrosion, foam and fouling in cooling systems, boilers, and other equipment; clarification of water; improved combustion; separation of liquids and solids; control of dust; lubrication and corrosion protection in rolling, drawing and forming of metals; improved production of pulp and qualities of paper; recovery of minerals; superabsorbent polymers for disposable diapers; and specialized process applications in a variety of industries. The quality and on-site availability of technical expertise provided through highly qualified Nalco personnel are also important considerations to customers since the effective use of the Company's products requires a substantial amount of problem solving, monitoring, and technical assistance on the part of Nalco employees.

  Service Chemicals are usually marketed through Nalco's own organization because of the high degree of technical service required. The worldwide field sales force is trained in the application and use of Nalco Service Chemicals, and is supported by a marketing staff of specialists in the technology and use of various Nalco Service Chemicals.

  Competitive conditions vary for Nalco depending on the industries served and the products involved. Management believes the Company is one of the most important worldwide suppliers of water treatment products and service chemical programs, based on estimated sales of comparable products for industrial customers on the process side (e.g., the manufacturing process, which a plant uses to produce its end product) and the utility side (e.g., boilers for power generation or cooling systems for process temperature control). The Company sells its water treatment products and service chemical programs in more than 100 countries, and is the largest or second largest supplier of those products in most of the countries it does business. All aspects of this business are considered to be very competitive, and companies providing similar products or programs range in size from very large multinational companies to small local manufacturers. The number of competitors varies by product application and ranges from a few large companies to hundreds of small local companies. The Company's principal method of competition is based on quality service, product performance and technology through safe, practical applied science.

  Effective September 1, 1994, Nalco and Exxon Chemical Company (Exxon), a division of Exxon Corporation, formed Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon), a joint venture partnership to provide specialty chemical products and services to the petroleum and chemicals industries worldwide. At the time of formation of Nalco/Exxon, Nalco transferred the business and sales volume of its U.S. Petroleum Chemicals Division and certain petroleum chemical product lines of its international operations to the joint venture, while Exxon transferred its Energy Chemicals business. The joint venture was formed to respond to changes in the petroleum and petrochemical market, and to take advantage of synergies in business management, technology, product offerings, and manufacturing operations. Because the joint venture will be able to focus exclusively on opportunities in the petroleum market, it strengthens Nalco's capability to address the needs of petroleum customers worldwide through an expanded network of experienced personnel, state-of-the-art technology, and consultative services.

  In July 1994, Nalco sold its automotive paint spray booth business to PPG Industries, Inc. This business had generated annual revenues of approximately $10 million.

  On March 6, 1995, Nalco announced that it had signed a memorandum of understanding to form a joint venture with U.S. Filter Corporation, a leading industrial water treatment equipment maker. The joint venture will build, own, and operate water purification facilities on customers' sites under long-term agreements, and it will design, provide, and install water treatment equipment for industrial customers and provide chemicals and ongoing service for the applications.

  There were no other significant changes in the markets served or in the methods of distribution since the beginning of 1994.

  Although no single Service Chemicals product represents a material portion of the business, historically, new product and new market developments have been designed to increase market penetration and to maintain sales and earnings growth.

OTHER MATTERS

  Primarily as a result of the formation of the Nalco/Exxon joint venture, the Company adopted a worldwide consolidation plan in 1994 for manufacturing and support operations. The production volume reduction caused by redundancies associated with the joint venture formation required the Company to downsize, close, and consolidate operations. The Company's South Chicago plant will be closed, and several European manufacturing and support operations have been or will also be closed or downsized. In addition, certain support functions will be regionalized on a pan-European basis in order to more efficiently serve customers. All of these activities are in process, and should be largely completed by the end of 1995.

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

  Nalco owns or is licensed under a large number of patents relating to a number of products and processes. Nalco's rights under such patents and licenses are of significant importance in the operation of the business, but no single patent or license is believed to be material with respect to its business. Over 700 patents existed at the end of 1994 with remaining durations ranging from less than one year to 17 years with an average duration of about 10 years.

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

  Nalco's laboratories are involved in research and development of chemical products and in providing technical support, including analyses of samples. Research and development expenses amounted to $46.4 million in 1994, compared to $50.4 million in 1993, and $48.0 million in 1992.

  There were approximately 5,600 persons employed full time by Nalco at the end of 1994.

  Compliance with Federal, State, and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings, or competitive position of Nalco. There are no material capital expenditures for environmental control facilities anticipated during 1995. Compliance with increasingly stringent regulations should not have a material effect upon earnings but may strengthen the competitive position of Nalco because of available capital and technical resources.

  Although inflation is not a significant factor domestically, the Company adjusts selling prices to maintain profit margins wherever possible. Investments are made in modern plants and equipment that will increase productivity and thereby minimize the effect of rising costs. In addition, the last-in, first-out (LIFO) valuation method is used for 51 percent of the Company's inventories, which ensures that changing material costs are recognized in reported income; more importantly, these costs are recognized in pricing decisions. The impact of inflation in foreign exchange movements at foreign subsidiaries is managed by minimizing assets exposed to currency movements and by increasing sales prices to parallel increases in the local inflation rate. The Company emphasizes working capital management, frequent dividend remittance, timely settlement of intercompany account balances, foreign currency borrowings, and selected hedging. In most hyperinflationary economies, the rate of local currency devaluation is related to and approximately equal to the local inflation rate. Therefore, Nalco attempts to increase its local selling prices to help offset the impact of devaluation on exposed assets and the impact of increases in local content costs.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Registrant are named below together with their principal occupation. During the last 5 years all of the executive officers have been employed by the Company, as indicated, except for W. E. Buchholz.

  E. J. Mooney has been Chief Executive Officer of the Company since April 1994, Chairman of the Board since July 1994, and President since 1990. He had been Chief Operating Officer since 1992 and an Executive Vice President since 1988.

  M. B. Harp was elected Executive Vice President, Operations on January 1, 1995. He had been Executive Vice President, International Operations since 1993 and a Group Vice President since 1988.

  W. S. Weeber has been Executive Vice President, Operations Staff since 1993. He had been a Group Vice President since 1986.

  P. Dabringhausen has been Group Vice President and President, Process Chemicals Division since 1993. He had been a Vice President since 1991, and was President, Nalco Pacific from 1989 to 1992.

  S. D. Newlin has been Group Vice President, President, Nalco Europe since March 1994. He had been Vice President, President, Nalco Pacific since 1992. During 1992 he was General Manager, Pulp and Paper Chemicals Group; from 1990 to 1992 he was General Manager of UNISOLV(R); and from 1987 to 1990 he was General Manager, WATERGY(R).

  J. D. Tinsley has been Group Vice President and President, Water and Waste Treatment Division since 1993. During 1992 he was a Group Vice President and President, Process Chemicals Division, and from 1986 to 1992 he was Vice President, Corporate Development.

  W. E. Buchholz has been Vice President and Chief Financial Officer since 1993. He was formerly Vice President--Finance and Chief Financial Officer for Cincinnati Milacron, Inc. (a manufacturer of industrial equipment, supplies and services for the metal cutting and plastic processing industries) since 1987.

  The corporate officers of the Registrant are usually elected at the annual meeting of directors and hold office for a term of one year.

  There is no family relationship between any of the executive officers. No arrangement or understanding exists between the executive officers and any other person pursuant to which such officers were selected as officers of the Registrant.

  For further information on the executive officers of the Registrant, please refer to the inside back cover of the Company's 1994 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2. PROPERTIES.

  Nalco has facilities used to produce and store inventories and service customer needs at 8 domestic and 26 foreign locations. Primary domestic manufacturing plants are located in:

                                                                        BUILDING
                                                                 LAND     AREA
                                                                 AREA     (SQ.
                                                                (ACRES)   FT.)
                                                                ------- --------
      Carson, California.......................................    21    84,000
      Jonesboro, Georgia.......................................    12    35,000
      Chicago, Illinois........................................    42   856,000
      Garyville, Louisiana.....................................   251   235,000
      Paulsboro, New Jersey....................................    14    33,000

  Other domestic manufacturing and/or warehouse facilities are located in:
Oklahoma City, Oklahoma; Clarksburg, West Virginia; and Vancouver, Washington.

  The general offices of the Company are located on a 146-acre site in Naperville, Illinois. This facility includes three five-story buildings totaling 417,000 square feet. About 317,000 square feet is used for office space and the balance is used for support services and storage. A power plant with a cogeneration system (steam and electricity) serves both the Corporate and Technical Centers and has 31,000 square feet of space.

  The primary domestic research facility is located in Naperville, Illinois. The Naperville Technical Center is adjacent to the Corporate Center and houses process simulation areas and a technical library in buildings which total 235,000 square feet.

  Primary foreign manufacturing plants, which also generally include laboratory and office facilities, are located in:

                                                                        BUILDING
                                                                 LAND     AREA
                                                                 AREA     (SQ.
                                                                (ACRES)   FT.)
                                                                ------- --------
      Botany, Australia........................................    10   102,000
      Suzano, Brazil...........................................    14    81,000
      Burlington, Canada.......................................    14   138,000
      Soledad, Colombia........................................     6    27,000
      Cheshire, England........................................    15   226,000
      Biebesheim, Germany......................................    28   103,000
      Cisterna di Latina, Italy................................    25    88,000
      Celra, Spain.............................................    25   109,000
      Anaco, Venezuela.........................................    43    76,000

  Other foreign facilities are located in: Perth, Australia; Vienna, Austria; Buenos Aires, Argentina; Edmonton, Canada; Santiago, Chile; Quito, Ecuador; Maurepas, France; Bogor, Indonesia; Kashima, Japan; Tilburg, the Netherlands; Auckland, New Zealand; Calamba, Laguna, Philippines; Dammam, Saudi Arabia; Jurong Town, Singapore; Hsin Chu Hsien, Taiwan; and Maracaibo, Venezuela.

  During 1994, the Company opened a business and technical center on a 12-acre site in Oegstgeest, the Netherlands. This 72,000 square-foot facility serves customers throughout Europe.

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

  In connection with the formation of Nalco/Exxon on September 1, 1994, the Company transferred manufacturing and research facilities located in Sugar Land, Texas, along with manufacturing and/or warehouse facilities in Freeport, Texas; Kenai, Alaska; Hobbs, New Mexico; Odessa, Texas; and Evansville, Wyoming. These former Nalco facilites are now owned by Nalco/Exxon.

  As part of the worldwide consolidation plan for manufacturing and support operations adopted by the Company during 1994, certain facilities have been or will be closed during 1995. These include the South Chicago plant located on South Harbor Avenue in Chicago, Illinois, and plants located in Douvrin--Billy Berclau, France, and Jordbro, Sweden.

  Capital expenditures for 1995 should remain near the $125.6 million spent in 1994, if planned sales and earnings for 1995 are reached.

ITEM 3. LEGAL PROCEEDINGS.

  For information on this item, please refer to Note 18 of the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  The Registrant's Common Stock is listed on the New York and Chicago Stock Exchanges. The number of holders of record of Common Stock, par value $0.1875 per share, at December 31, 1994 was 6,005. Dividends and Common Stock market prices included in the Quarterly Summary in the Company's 1994 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected Financial Data including net sales, earnings from continuing operations, earnings from continuing operations per common share, total assets, long-term debt, and cash dividends paid are reported in the Eleven Year Summary in the Company's 1994 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Financial Condition and Results of Operations

  Management's discussion and analysis of financial condition and results of operations which is included in the section titled "Management's Discussion and Analysis--Results of Operations" and "Management's Discussion and Analysis-- Financial Condition" in the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

 Liquidity and Capital Resources

  Management's discussion of liquidity and capital resources which is included in the section titled "Management's Discussion and Analysis--Cash Flows" in the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Report of Independent Accountants, the Consolidated Financial Statements, and the Notes to Consolidated Financial Statements of the Registrant and its subsidiaries, included in the Company's 1994 Annual Report to Shareholders, are incorporated herein by reference. The Report of Independent Auditors, which was included in the Company's 1992 Annual Report to Shareholders, is incorporated herein by reference from the Registrant's Form 10-K for the year ended 1992.

  The Quarterly Summary in the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Item 10 information is set forth in Part I, Item 1, under Executive Officers of the Registrant and also in the Company's Proxy Statement dated March 17, 1995, under Election of Directors through Election of Directors--Meetings of the Board and Committees of the Board, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information contained under Election of Directors--Directors' Remuneration and Retirement Policies through Election of Directors--Change in Control in the Company's Proxy Statement dated March 17, 1995, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information contained under Shares Outstanding and Voting Rights in the Company's Proxy Statement dated March 17, 1995, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries included in the Company's 1994 Annual Report to Shareholders are incorporated herein by reference in Item 8:

   Statements of Consolidated Financial Condition
    December 31, 1994 and 1993
   Statements of Consolidated Earnings
    Years ended December 31, 1994, 1993 and 1992
   Statements of Consolidated Cash Flows
    Years ended December 31, 1994, 1993 and 1992
   Statement of Consolidated Common Shareholders' Equity
    Years ended December 31, 1994, 1993 and 1992
   Notes to Consolidated Financial Statements
   Quarterly Summary (Unaudited) Years ended December 31, 1994 and 1993 Report of Independent Accountants

  The Report of Independent Auditors, which was included in the Company's 1992 Annual Report to Shareholders, is incorporated herein by reference from the Registrant's Form 10-K for the year ended 1992.

  (2) The following consolidated financial statement schedule for the years 1994, 1993 and 1992 is submitted herewith:

  Report of Independent Accountants on Financial Statement Schedule

  Schedule VIII--Valuation and Qualifying Accounts

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (3) Exhibits

   Exhibit 3A  --Restated Certificate of Incorporation/2/
   Exhibit 3B  --Certificates of Correction and Amendment to the Restated
                Certificate of Incorporation/7/
   Exhibit 3C  --Certificate of Designations, Preferences and Rights of Series
                B ESOP Convertible Preferred Stock/4/
   Exhibit 3D  --By-laws/9/
   Exhibit 10A --Form of Key Executive Agreement/1/
         10B   --Agreements to Restore Benefits Reduced by Excess ERISA-Related
                Limits/1/
         10C   --Form of Death Benefit Agreement/2/
         10D   --Management Incentive Plan/2/
         10E   --Performance Unit Plan/2/
         10F   --Restricted Stock Plan/7/
         10G   --1982 Stock Option Plan as amended April 16, 1984, January 30,
                1987, and February 12, 1993/9/
         10H   --Deferred Compensation Plan for Directors/3/
         10I   --Supplemental Retirement Income Plan/6/
         10J   --1990 Stock Option Plan as amended April 23, 1992, and February
                12, 1993/9/
         10K   --Stock Option Plan for Non-Employee Directors/9/
         10L   --Directors Benefit Protection Trust of Nalco Chemical
                Company/6/
         10M   --Management Benefit Protection Trust of Nalco Chemical
                Company/6/
         10N   --Restricted Stock Trust of Nalco Chemical Company/6/
         10O   --Performance Share Plan/8/
   Exhibit 11  --Computation of Earnings Per Share
   Exhibit 13  --Those portions of the 1994 Annual Report to Shareholders expressly incorporated herein by reference
   Exhibit 21  --Subsidiaries of the Registrant
   Exhibit 23  --Consents of Independent Accountants
   Exhibit 27  --Financial Data Schedule
   Exhibit 99A --Notice of Annual Meeting and Proxy Statement/1//0/
   Exhibit 99B --August 7, 1986 and June 26, 1989 Letters to Shareholders with
                Summaries of the Preferred Share Purchase Rights Agreement as
                amended/5/
   Exhibit 99C --Report of Other Auditors/9/
   Exhibit 99D --Form 11-K Annual Report
   Exhibit Nos. 10A-10O constitute management contracts, compensation plans, or arrangements covering directors and officers of the Company.

  (b) Reports on Form 8-K filed in the fourth quarter of 1994 are: None
--------
 /1/Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1986.
 /2/Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1987.
 /3/Incorporated herein by reference from the Registrant's Form 8-K dated July 24, 1986.
 /4/Incorporated herein by reference from the Registrant's Form 8-K dated May 15, 1989.
 /5/Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1989.
 /6/Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1990.
 /7/Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1991.
 /8/Incorporated herein by reference from the Registrant's March 16, 1992 Proxy Statement.
 /9/Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1992.
/1//0/Incorporated herein by reference from the Registrant's Notice of Annual
 Meeting and Proxy Statement dated March 17, 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          NALCO CHEMICAL COMPANY

                                                       E. J. Mooney
                                          By___________________________________
                                                       E. J. Mooney
                                             Chairman, Chief Executive Officer
                                                       and President

                                                       March 30, 1995
                                          Date: _______________________________


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            NAME AND TITLE
            --------------
            W. E. Buchholz            March 30, 1995
 ------------------------------------
   W. E. Buchholz, Vice President,    Date: ________
       Chief Financial Officer
            R. L. Ratliff             March 30, 1995
 ------------------------------------
      R. L. Ratliff, Controller       Date: ________
          J. L. Ballesteros           March 30, 1995
 ------------------------------------
     J. L. Ballesteros, Director      Date: ________
            H. G. Bernthal            March 30, 1995
 ------------------------------------
       H. G. Bernthal, Director       Date: ________
              H. Corless              March 30, 1995
 ------------------------------------
         H. Corless, Director         Date: ________
 ------------------------------------
         H. M. Dean, Director         Date: ________
          J. P. Frazee, Jr.           March 30, 1995
 ------------------------------------
     J. P. Frazee, Jr., Director      Date: ________
             A. L. Kelly              March 30, 1995
 ------------------------------------
        A. L. Kelly, Director         Date: ________
 ------------------------------------
       F. A. Krehbiel, Director       Date: ________
             E. J. Mooney             March 30, 1995
 ------------------------------------
        E. J. Mooney, Director        Date: ________
             C. W. Parry              March 30, 1995
 ------------------------------------
        C. W. Parry, Director         Date: ________
             W. A. Pogue              March 30, 1995
 ------------------------------------
        W. A. Pogue, Director         Date: ________
              J. J. Shea              March 30, 1995
 ------------------------------------
         J. J. Shea, Director         Date: ________

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Nalco Chemical Company

  Our audits of the consolidated financial statements referred to in our report dated February 1, 1995, appearing on page 14 of the 1994 Annual Report to Shareholders of Nalco Chemical Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 1, 1995

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                                --------------

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

         COL. A             COL. B           COL. C             COL. D        COL. E
         ------           ---------- ----------------------- ------------   ----------
                                            ADDITIONS
                                     -----------------------
                                         (1)         (2)
                                                   CHARGED
                          BALANCE AT   CHARGED     TO OTHER                 BALANCE AT
                          BEGINNING    TO COSTS   ACCOUNTS-- DEDUCTIONS--     END OF
      DESCRIPTION         OF PERIOD  AND EXPENSES  DESCRIBE    DESCRIBE       PERIOD
      -----------         ---------- ------------ ---------- ------------   ----------
Reserves deducted in the
 Statements of
 Consolidated Financial
 Condition from the
 assets to which they
 apply
  Allowance for doubtful
   accounts
   Year ended:
    December 31, 1994...  $4,470,000  $1,845,000              $  710,000(A) $5,605,000
                          ==========  ==========              ==========    ==========
    December 31, 1993...  $5,879,000  $  716,000              $2,125,000(A) $4,470,000
                          ==========  ==========              ==========    ==========
    December 31, 1992...  $4,756,000  $2,947,000              $1,824,000(A) $5,879,000
                          ==========  ==========              ==========    ==========

--------
Note A--Excess of accounts written off over recoveries.