Form 10-Q
period 1995-03-31
NALCO CHEMICAL CO
filed 1995-05-10
CIK 69598

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington D.C.  20549

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1995


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



The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995 was 67,554,770 shares common stock - par value $.1875 a share.

                          NALCO CHEMICAL COMPANY


                                   INDEX



                                                        Page No.

Part I.  Financial Information:

         Item 1. Financial Statements

                 Condensed Consolidated Statements of
                    Financial Condition - March 31, 1995
                    (Unaudited) and December 31, 1994 . . . . 2

                 Condensed Consolidated Statements of
                    Earnings (Unaudited) - Three Months
                    Ended March 31, 1995 and 1994 . . . . . . 3

                 Condensed Consolidated Statements of
                    Cash Flows (Unaudited) - Three Months
                    Ended March 31, 1995 and 1994 . . . . . . 4

                 Notes to Condensed Consolidated Financial
                    Statements (Unaudited). . . . . . . . . . 5

                 Report of Independent Accountants on
                    Review of Interim Financial Information . 8

         Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations . . . . . . . . . . . . . . 9




Part II. Other Information:

         Item 4. Submission of Matters to a Vote of
                    Security Holders. . . . . . . . . . . . . 12

         Item 6. Exhibits and Reports on Form 8-K . . . . . . 12

         Exhibit (11) - Statement Re:  Computation
                        of Earnings Per Share . . . . . . . . 13

         Exhibit (15) - Awareness Letter of Independent
                        Accountants . . . . . . . . . . . . . 15

         Exhibit (27) - Financial Data Schedule . . . . . . . 16

         Signatures . . . . . . . . . . . . . . . . . . . . . 17

                           PART I. FINANCIAL I            NFORMATION

                           NALCO CHEMICAL COMP       ANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                       March 31,     December 31,
                                         1995           1994
Dollars in millions                   (Unaudited)      (Note)

ASSETS
Current assets
Cash and cash equivalents              $   44.2      $   45.1
Accounts receivable, less allowances
   of $6.2 and $5.6, respectively         209.2         205.9
Inventories
  Finished products                        54.8          51.4
  Materials and work in process            29.5          32.4
                                           84.3          83.8
Prepaid expenses, taxes and other
  current assets                           29.3          27.3
Total current assets                      367.0         362.1

Investment in and advances
  to partnership                          122.2         109.4
Goodwill, less accumulated
  amortization of $16.0 and
  $15.1, respectively                     111.8         114.4
Other assets                              168.3         172.4
Property, plant and equipment           1,095.8       1,067.1
  Less allowances for depreciation       (565.2)       (543.2)
                                          530.6         523.9
                                       $1,299.9      $1,282.2


LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                        $   32.5      $   21.6
Accounts payable                          108.3         109.1
Accrued formation and
  consolidation expenses                   35.2          43.2
Other current liabilities                 109.9         100.4
Total current liabilities                 285.9         274.3

Long-term debt                            244.5         245.3
Deferred income taxes                      55.0          56.8
Accrued postretirement benefits            96.5          95.2
Other liabilities                          65.5          66.4
Shareholders' equity                      552.5         544.2
                                       $1,299.9      $1,282.2

Note: The Statement of Financial Condition at December 31, 1994 has been derived from the audited financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial
Statements (Unaudited).

                NALCO CHEMICAL COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (UNAUDITED)



                                      Three Months Ended
  (Amounts in millions,                    March 31
  except per share data)               1995      1994


  Net sales                            $315.4    $336.2
  Operating costs and expenses
     Cost of products sold              142.2     150.4
     Operating expenses                 116.5     126.7

                                        258.7     277.1

  Operating earnings                     56.7      59.1
  Other income (expense)
     Interest and other income            1.3       2.7
     Interest expense                    (4.1)     (6.8)
     Equity in earnings of partnership     5.6        -

  Earnings before income taxes            59.5     55.0

  Income taxes                            21.7     21.2

  Net earnings                          $ 37.8   $ 33.8

  Per common share
     Net earnings - Primary             $  .51   $  .45

     Net earnings - Fully diluted       $  .48   $  .42

     Cash dividends                     $  .24   $ .225

  Average primary shares outstanding
     (in thousands)                     68,298   69,533

  Average fully diluted shares
     outstanding (in thousands)         76,374   77,686


  See accompanying Notes to Condensed Consolidated Financial
  Statements (Unaudited).

               NALCO CHEMICAL COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)





                                        Three Months Ended
                                             March 31
  Dollars in millions                    1995       1994

  Cash provided by (used for)
     operating activities
   Net earnings                        $ 37.8      $ 33.8
   Adjustments not affecting cash
     Depreciation and amortization       21.6        23.7
     Other, net                         (13.1)       (3.1)
   Changes in current assets and
     liabilities                          6.4        11.9

     Net cash provided by operations     52.7        66.3

  Investing activities
   Additions to property,
   plant and equipment                  (27.1)      (34.7)
   Other                                 (7.9)        3.2

     Net cash used for
         investing activities           (35.0)      (31.5)

  Financing activities
   Cash dividends                       (19.2)      (18.3)
   Changes in short-term debt            12.2         8.5
   Changes in long-term debt             (0.1)       (1.5)
   Common stock reacquired              (18.8)      (10.9)
   Other                                  5.5         3.6

     Net cash used for
      financing activities              (20.4)      (18.6)

  Effects of foreign exchange
   rate changes                           1.8         1.2

     Increase (decrease) in cash and
                cash equivalents       $ (0.9)     $ 17.4


  See accompanying Notes to Condensed Consolidated Financial
  Statements (Unaudited).

                  NALCO CHEMICAL COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

                              March 31, 1995



NOTE A -- BASIS OF PRESENTATION

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 1995 and 1994. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, Price Waterhouse LLP. The Independent Accountants'
Review Report is included on page 8.

NOTE B -- SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:


                                         March 31,  December 31,
Dollars in millions,                       1995         1994
except per share figures


Preferred stock -
 par value $1.00 per share;
 authorized 2,000,000 shares;
 Series B ESOP Convertible
   Preferred Stock - 403,290 shares
   at March 31, 1995 and 404,224
   shares at December 31, 1994            $   0.4       $   0.4
 Series A Junior Participating
   Preferred Stock - none issued                -             -
 Capital in excess of par value
   of shares                                193.6         194.0
 Unearned ESOP compensation                (166.5)       (168.7)
                                             27.5          25.7

Common stock -
 par value $.1875 per share;
 authorized 200,000,000 shares;
 issued 80,287,568 shares                    15.1          15.1
 Capital in excess of par value
   of shares                                 25.4          25.5
Retained earnings                           859.2         840.6
Minimum pension liability adjustment         (5.7)         (5.7)
Foreign currency translation
 adjustments                                (36.6)        (39.3)
Common stock reacquired - at cost
 12,732,798 shares at
 March 31, 1995 and 12,387,441
 shares at December 31, 1994               (332.4)       (317.7)

Total shareholders' equity                $ 552.5       $ 544.2



NOTE C -- FORMATION AND CONSOLIDATION EXPENSES

The Company adopted a worldwide consolidation plan for manufacturing and support operations during 1994, primarily as a result of the formation of the Nalco/Exxon Energy Chemicals, L.P. joint venture partnership. The production volume reduction caused by redundancies associated with the joint venture formation required the Company to downsize, close, and consolidate operations. The Company s South Chicago plant will be closed, and several European manufacturing and support operations will also be closed or downsized. In addition, certain support functions will be regionalized on a pan-European basis in order to more efficiently serve customers. Certain redundant assets that were not contributed to the joint venture will be scrapped and written down to net realizable value, and assets associated with other programs will be written off. All of these activities are in process, and should be largely completed by the end of 1995.

As a result of these plans, the Company recorded a pretax provision of $68 million in 1994 ($54 million after tax, or 70 cents per share on a fully diluted basis). Included in this provision is the cost of termination benefits for the elimination of over 400 positions, primarily in the United States and Europe, including manufacturing and support personnel, which will require approximately $27 million in cash. Costs associated with facility closings and the disposition of assets that are no longer productive total approximately $24 million, including $21 million for non-cash asset write-offs and $3 million in cash payments associated with asset disposals. The remaining $17 million of the pretax costs represents anticipated cash payments for post-closure plant environmental remediation, legal and consulting fees, and other exit costs. The Company anticipates that cash expenditures will be funded through operating cash flows. A tax benefit of $14 million, net of tax costs associated with the contribution of assets to various joint venture entities, was included in the Company's 1994 income tax provision related to the formation and consolidation expenses.

As of March 31, 1995, $33 million had been charged against the provision for formation and consolidation expenses and over 300 employees had been terminated. The following table sets forth the details of activity for 1994 and the first quarter 1995:

                                Nalco/                     Environ-
               Termi-    Asset  Exxon     Legal &          mental
               nation    Write- Forma-    Consult-         Remedi-
(in millions)  Benefits  downs  tion      ing              ation     Total


1994 accrual   $27.0    $23.7   $ 2.0    $ 6.3              $ 9.2    $68.2

Cash payments   (9.4)       -    (2.0)    (3.0)                 -   (14.4)

Noncash charges    -    (10.6)      -        -                  -   (10.6)

Balance at
December 31,1994 17.6    13.1        -      3.3                9.2   43.2

Cash payments   (4.9)    (0.5)      -     (1.4)               (0.2)  (7.0)

Noncash charges    -     (1.0)      -        -                  -    (1.0)

Balance at
March 31, 1995  $12.7    $11.6   $   -    $ 1.9              $ 9.0   $35.2

REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION




To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of March 31, 1995, and for the three month period then ended. This interim financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the statement of consolidated financial condition as of December 31, 1994, and the related statements of consolidated earnings, of cash flows and of common shareholders equity for the year then ended (not presented herein), and in our report dated February 1, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1994, is fairly stated in all material respects in relation to the statement of consolidated financial condition from which it has been derived.


Price Waterhouse LLP

By:                 Robert R. Ross
                    Engagement Partner


April 20, 1995
Chicago, Illinois

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

First Quarter 1995 Operations Compared to First Quarter 1994

Effective September 1, 1994, Nalco and Exxon Chemical Company (Exxon), a division of Exxon Corporation, formed Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon), a joint venture partnership to provide specialty chemical products and services to the petroleum and chemicals industries worldwide. Nalco s investment in the joint venture is accounted for by the equity method.

At the time of formation of Nalco/Exxon, Nalco transferred the business and sales volume of its U.S. Petroleum Chemicals Division and certain petroleum chemical product lines of its international operations to the joint venture. While this formation did not change Nalco s net assets or results of operations, several historical captions in the consolidated financial statements were affected. Because results for the first quarter 1994 have not been reclassified to exclude petroleum chemical operations, the following unaudited statement of consolidated earnings for the quarter ended March 31, 1994 is presented. It reflects results of operations on a comparable basis with 1995; that is, Nalco petroleum chemical operations are excluded and recognized as if they were accounted for by the equity method.

                                        Three Months Ended
(Amounts in millions)                        March 31
                                         1995      1994


Net sales                              $315.4    $285.0
Operating costs and expenses
   Cost of products sold                142.2   127.2
   Operating expenses                   116.5   106.3

                                        258.7    233.5

Operating earnings                       56.7    51.5
Other income (expense)
   Interest and other income              1.3     2.7
   Interest expense                      (4.1)   (6.1)
   Equity in earnings of partnership      5.6     5.2

Earnings before income taxes             59.5    53.3

Income taxes                             21.7    19.5

Net earnings                           $ 37.8  $ 33.8

* Reclassified


The following discussion of results of operations compares the first quarter 1995 to the reclassified first quarter 1994 results presented above.

Sales for the quarter increased 11 percent over last year, with all five divisions reporting improved results. Sales by the Water and Waste Treatment Division rose 5 percent, with a double-digit gain posted by the UNISOLV Group and a solid improvement recorded by the WATERGY Group. More modest increases were reported by the Basic Industry and Waste Treatment Chemicals Groups. The Process Chemicals Division reported a 6 percent sales improvement, with double-digit growth posted by the General Industry, Mining and Mineral Processing, and Pulp and Paper Chemicals Groups. These gains were partly offset by a double-digit decline reported by the Absorbent Chemicals Group. Sales by the European Division rose 16 percent, partially as a result of the weaker dollar compared to a year ago. However, double-digit gains in local currencies were turned in by subsidiaries in Italy, Spain, and Saudi Arabia, as well as the Division s Pan European Paper business. The Latin American Division posted a 25 percent sales improvement, with gains reported by all subsidiary companies in the Division, most notably Brazil and Argentina. Over half the increase for the Division was attributable to Nalcomex (Mexico), a former affiliate, which became a wholly owned subsidiary in the fourth quarter 1994. Sales by the Pacific Division were up 25 percent, as double-digit gains were reported by all but one of the subsidiary companies in the Division.

The gross margin was 54.9 percent, down 0.5 percentage points from last year s rate of 55.4 percent. Gross margins in the United States decreased from a year ago primarily as a result of a lower gross margin for the Absorbent Chemicals Group. Gross margins of International Divisions were slightly lower on a combined basis. Margin improvements in Latin America were offset by lower margins in the Pacific Division.

Operating expenses (selling, service, research, etc.) were up $10.2 million or 10 percent over the first quarter of last year, primarily to support growth in Latin America, the Pacific, and the paper market. Part of the increase was attributable to higher rates used to translate expenses of most international subsidiaries, most notably those in Europe.

Interest and other income decreased $1.4 million from a year ago primarily as a result of lower realized exchange and unrealized translation gains reported by the Company s subsidiary in Brazil. Interest expense was $2.0 million lower than a year ago, which was also mainly attributable to the Company s Brazilian subsidiary. These changes were due to a monetary control program instituted by the Brazilian government in mid-1994.

Nalco s equity in earnings of Nalco/Exxon for the first quarter
1995 was $5.6 million, an 8 percent improvement over the $5.2 million for Nalco petroleum chemical operations a year earlier.

The effective tax rate was 36.5 percent for the first quarter
1995, compared to an effective tax rate of 36.6 percent for the same period last year, based on the reclassified results presented above.

Net earnings as a percent to sales was 12.0 percent for the first quarter 1995, compared to 11.9 percent for the first quarter 1994, based on the reclassified results presented above. Fully diluted earnings per share were 48 cents for the quarter, a 14 percent improvement over the 42 cents per share a year earlier.


Changes in Financial Condition

Cash and cash equivalents decreased $0.9 million during the quarter as detailed in the Unaudited Condensed Consolidated
Statement of Cash Flows.

Days sales outstanding were 58 days at March 31, 1995, down slightly from the 60 days at the end of 1994. Working capital at March 31, 1995 totaled $81.1 million, down slightly from the $87.8 million at last year end. The ratio of current assets to current liabilities was 1.3 to 1 at March 31, 1995 and December 31, 1994.

Domestic projects accounted for more than two-thirds of the $27.1 million in capital investments during the first quarter. Major expenditures were for additional PORTA-FEED units and automobiles for the sales force.

Charges against the provision for formation and consolidation expenses totaled $8 million in the first quarter 1995 (See Note C).

Primarily as a result of the formation of the Nalco/Exxon joint venture, the Company adopted a worldwide consolidation plan for manufacturing and support operations during 1994. The joint venture was formed to take advantage of synergies in business management, technology, product offerings, and manufacturing operations. The production volume reduction caused by redundancies associated with the joint venture formation required the Company to downsize, close, and consolidate operations. The Company s South Chicago plant will be closed, and several
European and Latin American manufacturing and support operations will also be closed or downsized. In addition, certain support functions will be regionalized on a pan-European basis in order to more efficiently serve customers. Certain redundant assets that were not contributed to the joint venture will be scrapped and written down to net realizable value, and assets associated with other programs will be written off. All of these activities are in process and should be largely completed by the end of 1995. As a result of these plans, the Company recorded a pretax provision for formation and consolidation expenses of $68 million in 1994 ($54 million after tax, or 70 cents per share on a fully diluted basis). Charges against the provision totaled $25 million in 1994.

The Nalco/Exxon joint venture and the Company s consolidation plan are expected to result in an annualized pretax earnings improvement of at least $8 million, beginning in 1995. This is expected to be realized through lower payroll expenses, depreciation, and other operating expenses resulting from the joint venture and the consolidation plan. The joint venture is expected to contribute increased earnings compared to what was previously generated by the Company s petroleum chemical operations, as a result of synergies achieved.

                         PART II. OTHER INFORMATION



Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Nalco Chemical Company was held on April 20, 1995, for the purpose of electing one Class I director for a two-year term and three Class II directors for three-year terms; and approving the appointment of independent accountants. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management s solicitation. All of management s nominees for directors as listed in the proxy statement were elected. There were no broker non-votes.

The vote electing the individual directors was as follows:

                                Shares           Shares
        Director               Voted  For        Withheld

  Class I Director
     J. L. Ballasteros         68,348,947        570,187

   Class II Directors
     H. Corless                68,339,132        580,002
     H. M. Dean                68,400,452        518,682
     E. J. Mooney              68,401,890        517,244

The appointment of Price Waterhouse LLP as independent accountants for the Company was approved by the following vote:

                           Shares       Shares
                            Voted        Voted       Shares
                            For         Against      Abstaining

                            68,525,653   202,201     191,280



Item 6.        Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included herein:

          (11) Statement Re: Computation of Earnings Per Share

          (15) Awareness Letter of Independent Accountants

          (27) Financial Data Schedule

     (b) The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1995.

   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                NALCO CHEMICAL COMPANY
                                (Registrant)






Date:   May 9, 1995                  /s/ W. E. BUCHHOLZ
                                W. E. Buchholz - Vice President,
                                   Chief Financial Officer






Date:   May 9, 1995                /s/ S. J. GIOIMO
                                S. J. Gioimo - Secretary