Form 10-Q
period 1995-06-30
NALCO CHEMICAL CO
filed 1995-08-14
CIK 69598

NALCO CHEMICAL COMPANY


INDEX


Page No.

Part I.	Financial Information:

     Item 1.	Financial Statements

         Condensed Consolidated Statements of
         Financial Condition - June 30, 1995
         (Unaudited) and December 31, 1994	.............2

         Condensed Consolidated Statements of
         Earnings (Unaudited) -
         Three Months and Six Months
         Ended June 30, 1995 and 1994	..................3

         Condensed Consolidated Statements of
         Cash Flows (Unaudited) -
         Three Months and Six Months
         Ended June 30, 1995 and 1994	..................4

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)	........................5

         Report of Independent Accountants on
         Review of Interim Financial Information	.......8

     Item 2.	Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations	................................9



Part II.	Other Information:

     Item 6.	Exhibits and Reports on Form 8-K	.........14

     Exhibit (11) - Statement Re:  Computation
                    of Earnings Per Share	.............15

     Exhibit (15) - Awareness Letter of Independent
                    Accountants	.......................17

     Exhibit (27) - Financial Data Schedule	...........18

     Signatures	.......................................19



PART I. FINANCIAL INFORMATION

NALCO CHEMICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      June 30,	  December 31,
                                        1995        1994
Dollars in millions	                 (Unaudited)   (Note)


ASSETS
Current assets
Cash and cash equivalents	             $  41.5	   $   45.1
Accounts receivable, less allowances
  of $6.5 and $5.6, respectively	        222.1	      205.9
Inventories
  Finished products	                      57.9	       51.4
  Materials and work in process	          29.8	       32.4
	                                         87.7	       83.8
Prepaid expenses, taxes and other
  current assets	                         28.0	       27.3
Total current assets	                    379.3	      362.1

Investment in and advances
  to partnership	                        129.3	      109.4
Goodwill, less accumulated
  amortization of $16.6 and
  $15.1, respectively	                   109.6      	114.4
Other assets	                            164.7	      172.4
Property, plant and equipment	         1,114.3	    1,067.1
  Less allowances for depreciation	     (574.7)	    (543.2)
	                                        539.6	      523.9
	                                     $1,322.5	   $1,282.2

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt	                      $   56.4	   $   21.6
Accounts payable	                        108.2	      109.1
Accrued formation and
  consolidation expenses	                 28.3	       43.2
Other current liabilities	               104.0	      100.4
Total current liabilities	               296.9	      274.3

Long-term debt	                          245.5	      245.3
Deferred income taxes                    	53.8	       56.8
Accrued postretirement benefits 	         97.9	       95.2
Other liabilities                        	65.7	       66.4
Shareholders' equity	                    562.7	      544.2
                                     	$1,322.5   	$1,282.2

Note: The Statement of Financial Condition at December 31, 1994 has been derived from the audited financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited)



                   NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)



                             Three Months Ended  	Six Months Ended
(Amounts in millions,           	 June 30	            June 30
except per share data)	         1995 	   1994 	      1995 	   1994



Net sales		                    $326.8  	$352.0	      $642.2	  $688.2
Operating costs and expenses
  Cost of products sold	        147.7	   158.3	       289.9	   308.7
  Operating expenses	           120.9	   135.3	       237.4	   262.0

                              	 268.6	   293.6	       527.3	   570.7

Operating earnings              	58.2	    58.4       	114.9	   117.5
Other income (expense)
  Interest and other income	      2.0	     2.8	         3.3     	5.5
  Interest expense              	(4.3)	   (6.6)	       (8.4)   (13.4)
  Equity in earnings of
  partnership	                    2.6	       -	         8.2	       -

Earnings before income taxes	    58.5	    54.6	       118.0	   109.6

Income taxes		                   21.4	    21.5	        43.1	    42.7

Net earnings 	                 $ 37.1	  $ 33.1	      $ 74.9	  $ 66.9

Per common share
  Net earnings - Primary	      $   .51	 $   .44     	$  1.02 	$   .89

  Net earnings - Fully diluted	$   .47 	$   .41      $   .95 	$   .83

  Cash dividends	              $   .25 	$   .24   	  $   .49   $  .465

Average primary shares
  outstanding (in thousands)    67,961  	69,127       68,159	   69,325

Average fully diluted shares
  outstanding (in thousands)	   76,030	  77,263	      76,242	   77,469


See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).




                  NALCO CHEMICAL COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                            Three Months Ended	   Six Months Ended
                                 June 30	               June 30
Dollars in millions	           1995 	   1994 	      1995   	 1994

Cash provided by (used for)
    operating activities
  Net earnings	              $ 37.1	  $ 33.1        $ 74.9  $ 66.9
  Adjustments not affecting
    cash Depreciation and
    amortization	              22.2		  23.4           43.8	   47.1
    Other, net	                (0.1)		  7.9	         (13.2)	   4.8
  Changes in current assets
    and liabilities           (22.4)		 (6.3)         (16.0)	   5.6

    Net cash provided by
      operations	              36.8		  58.1	          89.5	   124.4

Investing activities
  Additions to property,
    plant and equipment	      (33.9)		(33.8)	        (61.0)   (68.5)
  Other			                     (6.3)		 (3.9)         (14.2)	   (0.7)

    Net cash used for
      investing activities	   (40.2)		(37.7)         (75.2)	  (69.2)

Financing activities
  Cash dividends	             (19.6)		(19.2)	        (38.8)  	(37.5)
  Changes in short-term debt	  22.6	   	0.9	          34.8      9.4
  Changes in long-term debt    	1.0	   	0.3           	0.9    	(1.2)
  Common stock reacquired	     (4.5)		(21.5)        	(23.3)   (32.4)
  Other			                      2.0		   1.8	           7.5	     5.4

    Net cash provided by
      (used for) financing
      activities	               1.5		 (37.7)	        (18.9)	  (56.3)

Effects of foreign exchange
  rate changes	                (0.8)		  1.8	           1.0	     3.0

   Increase (decrease) in
   cash and cash equivalents $ (2.7)	$(15.5)        $ (3.6)  $  1.9

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).


	NALCO CHEMICAL COMPANY AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	(UNAUDITED)

	June 30, 1995


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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month and six month periods ended June 30, 1995 and 1994. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, Price Waterhouse LLP. The Independent Accountants' Review Report is included on page 8.


NOTE B -- SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:


                                      June 30,	    December 31,
Dollars in millions, 	                  1995   	      1994
except per share figures


Preferred stock -
  par value $1.00 per share;
  authorized 2,000,000 shares;
  Series B ESOP Convertible
    Preferred Stock - 401,834 shares
    at June 30, 1995 and 404,224
    shares at December 31, 1994	      $   0.4	      $   0.4
  Series A Junior Participating
    Preferred Stock - none issued	         -	            -
  Capital in excess of par value
    of shares                          	192.9	        194.0
  Unearned ESOP compensation 	         (166.5)	      (168.7)
	                                        26.8	         25.7

Common stock -
  par value $.1875 per share;
  authorized 200,000,000 shares;
  issued 80,287,568 shares	              15.1	         15.1
  Capital in excess of par value
    of shares	                           25.6         	25.5
Retained earnings                      	876.7	        840.6
Minimum pension liability adjustment	    (5.7)	        (5.7)
Foreign currency translation
  adjustments 	                         (41.4)	       (39.3)
Common stock reacquired - at cost
  12,741,964 shares at
  June 30, 1995 and 12,387,441
  shares at December 31, 1994	         (334.4)	      (317.7)

Total shareholders' equity           	$ 562.7	      $ 544.2

NOTE C -- FORMATION AND CONSOLIDATION EXPENSES

The Company adopted a worldwide consolidation plan for manufacturing and support operations during 1994, primarily as a result of the formation of the Nalco/Exxon Energy Chemicals, L.P. joint venture partnership. The production volume reduction caused by redundancies associated with the joint venture formation required the Company to downsize, close, and consolidate operations. The Company's South Chicago plant was closed, and several European and Latin American manufacturing and support operations have been or will be closed or downsized. In addition, certain support functions will be regionalized on a pan-European basis in order to more efficiently serve customers. Certain redundant assets that were not contributed to the joint venture have been written down to net realizable value, and assets associated with other programs will be written off. All of these activities are in process, and should be largely completed by the end of 1995.

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

As of June 30, 1995, $40 million had been charged against the provision for formation and consolidation expenses and over 300 employees had been terminated. The following table sets forth the details of activity for 1994 and the first six months of 1995:

                                     Nalco            Environ-
				               Termi-    Asset  	Exxon	  Legal &	 mental
				               nation	   Write-	 Forma-	 Consult-	Remedi-
(in millions)     	Benefits	 downs 	 tion  	 ing     	ation   	Total


1994 accrual	      $27.0 	  $ 23.7	 $ 2.0   	$ 6.3    $  9.2	 $ 68.2

Cash payments	      (9.4)	      -	   (2.0)	   (3.0)	      -	   (14.4)

Noncash charges   	   - 	   (10.6)	    - 	      - 	       - 	  (10.6)

Balance at
December 31, 1994	  17.6	    13.1	     -	      3.3	      9.2	   43.2

Cash payments	      (7.3)    (1.3)	    -	     (2.7)	    (0.3)	 (11.6)

Noncash charges	     - 	     (3.3)	    - 	      - 	       -  	  (3.3)

Balance at
June 30, 1995    	$10.3    $  8.5  	$  - 	   $ 0.6   	$  8.9	  $ 28.3


REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of June 30, 1995, and for the three month and six month periods then ended. This interim financial information is the responsibility of the Company's management.

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


July 31, 1995
Chicago, Illinois


Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations

Second Quarter 1995 Operations Compared to Second Quarter 1994

Effective September 1, 1994, Nalco and Exxon Chemical Company (Exxon), a division of Exxon Corporation, formed Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon), a joint venture partnership to provide specialty chemical products and services to the petroleum and chemicals industries worldwide. Nalco's investment in the joint venture is accounted for by the equity method.

At the time of formation of Nalco/Exxon, Nalco transferred the business and sales volume of its U.S. Petroleum Chemicals Division and certain petroleum chemical product lines of its international operations to the joint venture. While this formation did not change Nalco's net assets or results of operations, several historical captions in the consolidated financial statements were affected. Because results for the second quarter 1994 have not been reclassified to exclude petroleum chemical operations, the following unaudited statement of consolidated earnings for the quarter ended June 30, 1994 is presented. It reflects results of operations on a comparable basis with 1995; that is, Nalco petroleum chemical operations are excluded and recognized as if they were accounted for by the equity method.


                                            Three Months Ended
(Amounts in millions)		                           June 30
                                              1995 	     1994*



Net sales		                                   $326.8    	$302.3
Operating costs and expenses
   Cost of products sold                       147.7	     135.1
   Operating expenses                          120.9	     114.6

                                             	 268.6	     249.7

Operating earnings	                             58.2	      52.6
Other income (expense)
Interest and other income                       	2.0	       2.7
Interest expense	                               (4.3)     	(6.6)
Equity in earnings of partnership	               2.6	       3.9

Earnings before income taxes                   	58.5      	52.6

Income taxes		                                  21.4	      19.5

Net earnings 	                                $ 37.1	    $ 33.1

* Reclassified


The following discussion of results of operations compares the second quarter 1995 to the reclassified second quarter 1994 results presented above.

Sales for the quarter increased 8 percent over last year, with all five divisions reporting improved results. Sales by the Water and Waste Treatment Division rose 4 percent, with gains reported by the UNISOLV, Basic Industry, WATERGY and Waste Treatment Chemicals Groups. The Process Chemicals Division reported a 5 percent sales improvement, with double-digit growth posted by the Pulp and Paper Chemicals Group and the Mining and Mineral Processing Group. A more modest increase was reported by the General Industry Group. Sales by the European Division rose 12 percent, partially as a result of the weaker dollar compared to a year ago. However, double-digit gains in local currencies were turned in by subsidiaries in Italy, Austria, and Spain. The Latin American Division posted a 15 percent sales improvement as a result of double-digit gains reported by subsidiary companies in Chile and Brazil, and sales by Nalcomex (Mexico), a former affiliate, which became a wholly owned subsidiary in the fourth quarter 1994. Sales by the Pacific Division were up 15 percent, as double-digit gains were reported by all but two of the subsidiary companies in the Division.

The gross margin was 54.8 percent, down 0.5 percentage point from last year's rate of 55.3 percent. Gross margins in the United States decreased from a year ago primarily as a result of a lower gross margin for the Absorbent Chemicals Group. Gross margins of International Divisions were slightly higher on a combined basis.

Operating expenses (selling, service, research, etc.) were up $6.3 million or 5 percent over the second quarter of last year, primarily to support growth overseas and in the paper market. Part of the increase was attributable to the weaker dollar used to translate expenses of most international subsidiaries, principally those in Europe.

Interest and other income decreased $0.7 million from a year ago. Improved equity in earnings of affiliates, most notably Nalco Fuel Tech, was more than offset by lower realized exchange and unrealized translation gains reported by the Company's subsidiary in Brazil. Interest expense was $2.3 million lower than a year ago, which was also mainly attributable to the Company's Brazilian subsidiary. These changes were due to a monetary control program instituted by the Brazilian government in mid-1994.

Nalco's equity in earnings of Nalco/Exxon for the second quarter
1995 was $2.6 million, down $1.3 million from the $3.9 million for Nalco petroleum chemical operations a year earlier, reflecting start-up and consolidation expenses for the joint venture.

The effective tax rate was 36.5 percent for the second quarter 1995, compared to an effective tax rate of 37.0 percent for the same period last year, based on the reclassified results presented above.

Net earnings as a percent to sales was 11.4 percent for the second quarter 1995, compared to 11.0 percent for the second quarter 1994, based on the reclassified results presented above. Fully diluted earnings per share for the quarter rose 15 percent to 47 cents from the 41 cents per share a year earlier.



First Half 1995 Operations Compared to First Half 1994

As previously discussed, the formation of the Nalco/Exxon joint venture in September 1994 did not change Nalco's net assets or results of operations, but several historical captions in the consolidated financial statements were affected. The following unaudited statement of consolidated earnings for the six months ended June 30, 1994 is presented to reflect results of operations on a comparable basis with 1995; that is, Nalco petroleum chemical operations are excluded and recognized as if they were accounted for by the equity method.


                                       Six Months Ended
(Amounts in millions)		                    June 30
                                        1995 	    1994*



Net sales	                            	$642.2  	 $587.3
Operating costs and expenses
   Cost of products sold                289.9	    262.3
   Operating expenses	                  237.4	    220.9

                                      	 527.3	    483.2

Operating earnings	                    114.9     	104.1
Other income (expense)
  Interest and other income             	3.3	       5.4
  Interest expense	                     (8.4)	    (12.7)
  Equity in earnings of partnership	     8.2	       9.1

Earnings before income taxes	          118.0	     105.9

Income taxes		                          43.1	      39.0

Net earnings 	                        $ 74.9    	$ 66.9


* Reclassified

The following discussion of results of operations compares the first half 1995 to the reclassified first half 1994 results presented above.

Sales for the first half increased 9 percent over last year, as all five divisions posted higher results. Sales by the Water and Waste Treatment Division were up 4 percent, with solid improvements reported by the UNISOLV and WATERGY Groups. More modest increases were reported by the Basic Industry and Waste Treatment Chemicals Groups. The Process Chemicals Division posted a 5 percent sales improvement. Double-digit gains were reported by the Pulp and Paper Chemicals Group and the Mining and Mineral Processing Group, and a solid improvement was posted by the General Industry Group. These gains were partly offset by a near double-digit decline reported by the Absorbent Chemicals Group. Sales by the European Division were up 14 percent. The weaker dollar compared to a year ago accounted for part of this increase, but double-digit gains in local currencies were reported by subsidiaries in Italy and Spain, as well as the Division's Pan European Paper business. The Latin American Division turned in a 20 percent sales improvement, as double-digit gains were reported by subsidiary companies in Brazil and Chile. About three-fourths of the increase for the Division was attributable to Nalcomex (Mexico), a former affiliate, which became a wholly owned subsidiary in the fourth quarter, 1994. Sales by the Pacific Division increased 20 percent, as double-digit gains were reported by all but one of the subsidiary companies in the Division.

The gross margin was 54.9 percent, down 0.4 percentage point from last year's rate of 55.3 percent. Gross margins in the United States decreased from a year ago primarily as a result of a lower gross margin for the Absorbent Chemicals Group. Gross margins of the International Divisions were unchanged from last year on a combined basis.

Operating expenses (selling, service, research, etc.) increased
$16.5 million or 7 percent over the first half of last year, primarily to support growth in Latin America, the Pacific, and the paper market. The increase was also partly attributable to the weaker dollar used to translate expenses of most international subsidiaries, mainly those in Europe.

Interest and other income was down $2.1 million from a year ago. Higher equity in earnings of affiliates, most notably Nalco Fuel Tech, was more than offset by lower realized exchange and unrealized translation gains reported by the Company's subsidiary in Brazil. Interest expense was $4.3 million lower than a year ago, which was also mainly attributable to the Company's Brazilian subsidiary. These changes were the result of a monetary control program instituted by the Brazilian government in mid-1994.

Nalco's equity in earnings of Nalco/Exxon for the first half 1995 was $8.2 million, a 10 percent decline from the $9.1 million for Nalco petroleum chemical operations a year earlier, reflecting start-up and consolidation expenses for the joint venture.

The effective tax rate was 36.5 percent for the first half 1995, compared to an effective tax rate of 36.8 percent for the same period last year.

Net earnings as a percent to sales was 11.7 percent for the first half 1995, compared to 11.4 percent for the first half 1994, based on the reclassified results presented above. Fully diluted earnings per share for the first half 1995 rose 14 percent to 95 cents from the 83 cents per share a year earlier.



Changes in Financial Condition

Cash and cash equivalents decreased $3.6 million during the first half of 1995 as detailed in the Unaudited Condensed Consolidated
Statement of Cash Flows.

Days sales outstanding were 60 days at both June 30, 1995 and December 31, 1994. Working capital at June 30, 1995 totaled $82.4 million, down slightly from the $87.8 million at last year end. The ratio of current assets to current liabilities was 1.3 to 1 at June 30, 1995 and December 31, 1994.

Domestic projects accounted for more than two-thirds of the $61.0 million in capital investments during the first half. Major expenditures were for additional PORTA-FEED units and automobiles for the sales force.

Primarily as a result of the formation of the Nalco/Exxon joint venture, the Company adopted a worldwide consolidation plan for manufacturing and support operations during 1994. The joint venture was formed to take advantage of synergies in business management, technology, product offerings, and manufacturing operations. The production volume reduction caused by redundancies associated with the joint venture formation required the Company to downsize, close, and consolidate operations. The Company's South Chicago plant was closed, and several European and Latin American manufacturing and support operations have been or will be closed or downsized. In addition, certain support functions will be regionalized on a pan-European basis in order to more efficiently serve customers. Certain redundant assets that were not contributed to the joint venture have been written down to net realizable value, and assets associated with other programs will be written off. All of these activities are in process and should be largely completed by the end of 1995. As a result of these plans, the Company recorded a pretax provision for formation and consolidation expenses of $68 million in 1994 ($54 million after tax, or 70 cents per share on a fully diluted basis). Charges against the provision totaled $14.9 million in the first half of 1995 and $25 million in the year ended
December 31, 1994.

The Nalco/Exxon joint venture and the Company's consolidation plan are expected to result in annualized pretax earnings improvements by 1996. This is expected to be realized through lower payroll expenses, depreciation, and other operating expenses resulting from the joint venture and the consolidation plan.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

		(a) The following exhibits are included herein:

			(11)	Statement Re: Computation of Earnings Per Share
			(15)	Awareness Letter of Independent Accountants
			(27)	Financial Data Schedule

(b)	The Registrant did not file any reports on Form 8-K
	during the three months ended June 30, 1995.






SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NALCO CHEMICAL COMPANY
                                 (Registrant)




Date:  August 10, 1995                     /s/
                                 W. E. Buchholz - Vice President,
                                 Chief Financial Officer


Date:  August 10, 1995                   /s/
                                S. J. Gioimo - Secretary