Form 10-Q
period 1995-09-30
NALCO CHEMICAL CO
filed 1995-11-14
CIK 69598

NALCO CHEMICAL COMPANY


INDEX


Page No.

Part I.	Financial Information:


Condensed Consolidated Statements of
Financial Condition - September 30, 1995
(Unaudited) and December 31, 1994	                       2

Condensed Consolidated Statements of
Earnings (Unaudited) -
Three Months and Nine Months
Ended September 30, 1995 and 1994	                       3

Condensed Consolidated Statements of
Cash Flows (Unaudited) -
Three Months and Nine Months
Ended September 30, 1995 and 1994	                       4

Notes to Condensed Consolidated Financial
Statements (Unaudited)	                                  5

Report of Independent Accountants on
Review of Interim Financial Information	                 8

Item 2.	Management's Discussion and Analysis
of Financial Condition and Results
of Operations	                                           9



Part II.	Other Information:

Item 6.	Exhibits and Reports on Form 8-K	                14

Exhibit (11) - Statement Re:  Computation
  of Earnings Per Share	                                 15

Exhibit (15) - Awareness Letter of Independent
  Accountants	                                           17

Exhibit (27) - Financial Data Schedule	                  18

Signatures	                                              19



PART I. FINANCIAL INFORMATION

NALCO CHEMICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


						                           September 30,	 December 31,
                                    1995	         1994
Dollars in millions	             (Unaudited) 	   (Note)

ASSETS
Current assets
Cash and cash equivalents         	$   39.8	    $   45.1
Accounts receivable, less allowances
 of $6.4 and $5.6, respectively	      230.3	       205.9
Inventories
Finished products	                     58.8	        51.4
Materials and work in process	         28.4	        32.4
	                                      87.2        	83.8
Prepaid expenses, taxes and other
  current assets	                      23.1	        27.3
Total current assets	                 380.4	       362.1

Investment in and advances
to partnership	                       130.4       	109.4
Goodwill, less accumulated
amortization of $17.8 and
$15.1, respectively	                  111.2       	114.4
Other assets	                         155.8	       172.4
Property, plant and equipment	      1,141.2     	1,067.1
Less allowances for depreciation	    (591.6)	     (543.2)
	                                     549.6	       523.9
	                                  $1,327.4    	$1,282.2

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                   	$   52.1    	$   21.6
Accounts payable	                     103.5	       109.1
Accrued formation and
consolidation expenses                	24.3        	43.2
Other current liabilities	            110.0	       100.4
Total current liabilities            	289.9       	274.3

Long-term debt	                       248.8	       245.3
Deferred income taxes	                 52.9	        56.8
Accrued postretirement benefits       	97.4        	95.2
Other liabilities	                     67.6	        66.4
Shareholders' equity	                 570.8	       544.2
	                                  $1,327.4	    $1,282.2

Note: The Statement of Financial Condition at December 31, 1994 has been derived from the audited financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

NALCO CHEMICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)



                              Three Months Ended 	Nine Months Ended
(Amounts in millions,		          September 30	     September 30
except per share data)	         1995   	 1994   	 1995   	 1994


Net sales		                   	$335.5  	$343.4  	$977.7  	$1,031.6
Operating costs and expenses
Cost of products sold          	151.9   	152.5   	441.8     	461.2
Operating expenses             	121.0	   125.4	   358.4	     387.4
Formation and consolidation
expenses	                         -	      51.1	     -	        51.1

                              	 272.9 	  329.0	   800.2	     899.7

Operating earnings              	62.6    	14.4   	177.5	     131.9
Other income (expense)
Interest and other income        	2.0     	6.5     	5.3	      12.0
Interest expense                	(4.1)   	(4.3)  	(12.5)    	(17.7)
Equity in earnings of partnership	3.7	     2.6	    11.9	       2.6
Earnings before income taxes    	64.2    	19.2   	182.2     	128.8

Income taxes		                   23.7	    11.7	    66.8	      54.4

Net earnings 	                	$ 40.5 	$   7.5  	$115.4  	$   74.4

Per common share
Net earnings - Primary        	$ 0.56  	$ 0.07	  $ 1.57     	$ 0.96

Net earnings - Fully diluted  	$ 0.52  	$ 0.08  	$ 1.46     	$ 0.91

Cash dividends                	$ 0.25  	$ 0.24  	$ 0.74     	$ 0.705

Average primary shares outstanding
(in thousands)	                67,827  	68,844  	68,052      	69,196

Average fully diluted shares
outstanding (in thousands)    	75,851  	76,968	  76,107      	77,331


See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).


NALCO CHEMICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                Three Months Ended	  Nine Months Ended
                                 September 30	       September 30
Dollars in millions	             1995  	 1994    	   1995   	 1994

Cash provided by (used for)
operating activities
Net earnings	                  $ 40.5  	$  7.5	      $115.4	  $ 74.4
Adjustments not affecting cash
	Formation and consolidation
  expenses                         	-    	51.1           	-	    51.1
Depreciation and amortization	   22.2    	22.7	        66.0    	69.8
Other, net	                      (2.5)   	(3.9)      	(15.7)    	0.9
Changes in current assets and
liabilities	                     (8.9)	   (2.0)	      (24.9)	    3.6

Net cash provided by operations	 51.3	    75.4	       140.8	   199.8

Investing activities
Additions to property,
	plant and equipment           	(35.7)  	(29.6)      	(96.7) 	(98.1)
Other			                         14.5  	 (24.3)	        0.3	  (25.0)

Net cash used for
investing activities          	 (21.2)	  (53.9)     	 (96.4)	(123.1)

Financing activities
Cash dividends                 	(19.7)  	(19.2)	      (58.5) 	(56.7)
Changes in short-term debt      	(1.7)   	(4.1)	       33.1	    5.3
Changes in long-term debt	        1.8    	(1.8)        	2.7   	(3.0)
Common stock reacquired	        (12.7)   	(6.3)      	(36.0)	 (38.7)
Other			                          1.2	     0.9	         8.7	    6.3

Net cash used for
financing activities	           (31.1)	  (30.5)     	 (50.0)	 (86.8)

Effects of foreign exchange
rate changes	                     (0.7)	   1.5	         0.3	    4.5

Increase (decrease) in cash and
cash equivalents	               $ (1.7)	$ (7.5)     	$ (5.3)	$ (5.6)


See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).


	NALCO CHEMICAL COMPANY AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	(UNAUDITED)

	September 30, 1995


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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month and nine month periods ended September 30, 1995 and 1994. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December
31, 1994.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, Price Waterhouse LLP. The Independent Accountants' Review Report is included on page 8.


NOTE B -- SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:


                                  September 30,  	December 31,
Dollars in millions, 	               1995    	    1994
except per share figures


Preferred stock -
par value $1.00 per share;
authorized 2,000,000 shares;
Series B ESOP Convertible
Preferred Stock - 400,426 shares
at September 30, 1995 and 404,224
shares at December 31, 1994         	 $   0.4      	$   0.4
Series A Junior Participating
Preferred Stock - none issued	              -	           -
Capital in excess of par value
of shares                              	192.2	        194.0
Unearned ESOP compensation 	           (166.5)       (168.7)
                                        	26.1	         25.7

Common stock -
par value $.1875 per share;
authorized 200,000,000 shares;
issued 80,287,568 shares	                15.1         	15.1
Capital in excess of par value
of shares                               	25.9         	25.5
Retained earnings	                      897.5        	840.6
Minimum pension liability adjustment	    (5.7)        	(5.7)
Foreign currency translation
adjustments                            	(42.6)	       (39.3)
Common stock reacquired - at cost
13,023,739 shares at
September 30, 1995 and 12,387,441
shares at December 31, 1994	           (345.5)	      (317.7)

Total shareholders' equity            	$ 570.8     	$ 544.2


NOTE C -- FORMATION AND CONSOLIDATION EXPENSES

The Company adopted a worldwide consolidation plan for manufacturing and support operations during 1994, primarily as a result of the formation of the Nalco/Exxon Energy Chemicals, L.P. joint venture partnership. The production volume reduction caused by redundancies associated with the joint venture formation required the Company to downsize, close, and consolidate operations. The Company's South Chicago plant was closed, and several European and Latin American manufacturing and support operations have been or will be closed or downsized. In addition, certain support functions will be recognized on a pan-European basis in order to more efficiently serve customers. Certain redundant assets that were not contributed to the joint venture have been written down to net realizable value, and assets associated with other programs will be written off. All of these activities are in process, and should be largely completed by the end of 1995.

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

As of September 30, 1995, $44 million had been charged against the provision for formation and consolidation expenses and over 300 employees had been terminated. The following table sets forth the details of activity for 1994 and the first nine months of 1995:


					                                  	Nalco/		          Environ-
				               Termi-    	Asset	    Exxon	   Legal & 	mental
				               nation    	Write-   	Forma- 	 Consult-	Remedi-
(in millions)	     Benefits	  downs    	tion  	  ing    	 ation   	Total


1994 accrual	       $27.0	   $ 23.7  	 $ 2.0   	$ 6.3    	$  9.2  	 $ 68.2

Cash payments	       (9.4)	      -	     (2.0)	   (3.0)	        -	    (14.4)

Noncash charges	        -  	  (10.6)	      - 	      - 	        - 	   (10.6)

Balance at
December 31, 1994	    17.6	    13.1	       -	     3.3	       9.2	     43.2

Cash payments	        (9.6) 	  (1.9)	      -	    (3.3)	     (0.5)  	 (15.3)

Noncash charges	         -  	  (3.6)	      - 	      - 	        - 	    (3.6)

Balance at
September 30, 1995	  $ 8.0  	$  7.6	$      -    	$  - 	    $  8.7  	$ 24.3



REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of September 30, 1995, and for the three month and nine month periods then ended. This interim financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the statement of consolidated financial condition as of December 31, 1994, and the related statements of consolidated earnings, of cash flows and of common shareholders' equity for the year then ended (not presented herein), and in our report dated February 1, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1994, is fairly stated in all material respects in relation to the statement of consolidated financial condition from which it has been derived.


Price Waterhouse LLP

By:	Robert R. Ross
Engagement Partner


October 24, 1995
Chicago, Illinois


Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations

Third Quarter 1995 Operations Compared to Third Quarter 1994

Effective September 1, 1994, Nalco and Exxon Chemical Company (Exxon), a division of Exxon Corporation, formed Nalco/Exxon Energy Chemicals, L.P. (Nalco/ Exxon), a joint venture partnership to provide specialty chemical products and services to the petroleum and chemicals industries worldwide. Nalco's investment in the joint venture is accounted for by the equity method.

At the time of formation of Nalco/Exxon, Nalco transferred the business and sales volume of its U.S. Petroleum Chemicals Division and certain petroleum chemical product lines of its international operations to the joint venture. While this formation did not change Nalco's net assets or results of operations, several historical captions in the consolidated financial statements were affected. Because results for the third quarter 1994 have not been reclassified to exclude petroleum chemical operations, the following unaudited statement of consolidated earnings for the quarter ended September 30, 1994 is presented.
d. It reflects results of operations on a comparable basis with 1995; that is, Nalco petroleum chemical operations are excluded and recognized as if they were accounted for by the equity method.

                                       Three Months Ended
(Amounts in millions)		                   September 30
                                         1995 	 1994*

Net sales		                           	$335.5  	$307.5
Operating costs and expenses
Cost of products sold	                  151.9   	136.3
	Selling, administrative, and
		research expenses	                    121.0   	112.0
	Formation and consolidation expenses		     -     51.1

                                      	 272.9  	 299.4

Operating earnings                      	62.6     	8.1
Other income (expense)
Interest and other income                	2.0     	6.5
Interest expense                        	(4.1)   	(4.0)
Equity in earnings of partnership	        3.7	     6.5

Earnings before income taxes            	64.2    	17.1

Income taxes		                           23.7	     9.6

Net earnings 	                        	$ 40.5	  $  7.5

* Reclassified

The following discussion of results of operations compares the third quarter 1995 to the reclassified third quarter 1994 results presented above.

Sales for the quarter increased 9 percent over last year, with all five divisions reporting improved results. Sales by the Water and Waste Treatment Division rose 1 percent, with double-digit gains reported by the UNISOLV and WATERGY Groups. The Process Chemicals Division reported a 14 percent sales improvement, with double-digit growth posted by the General Industry, the Mining and Mineral Processing, and the Pulp and Paper Chemicals Groups. A more modest increase was reported by the Absorbent Chemicals Group. Sales by the European Division rose 10 percent, partially as a result of the weaker dollar compared to a year ago. However, double-digit gains in local currencies were turned in by subsidiaries in Italy and Spain. The Latin American Division posted a 19 percent sales improvement as a result of double-digit gains reported by subsidiary companies in Venezuela, Chile, and Argentina, and sales by Nalcomex (Mexico), a former affiliate, which became a wholly owned subsidiary in the fourth quarter 1994. Sales by the Pacific Division were up 11 percent, as double-digit gains were posted by subsidiary companies in Indonesia, Thailand, Korea, Hong Kong, and the Philippines.

The gross margin was 54.7 percent, down 1.0 percentage point from last year's rate of 55.7 percent. Gross margins in the United States decreased from a year ago partially as a result of a lower gross margin for the Absorbent Chemicals Group. Gross margins of International Divisions were also slightly lower on a combined basis.

Selling, administrative, and research expenses were up $9.0 million or 8 percent over the third quarter of last year, primarily to support growth overseas and in the paper market. Part of the increase was attributable to the weaker dollar used to translate expenses of most international subsidiaries, principally those in Europe.

Results for the third quarter 1994 were significantly impacted by a $51.1 million charge, before tax, for formation and consolidation expenses. (See Note C).

Interest and other income decreased $4.5 million from a year ago, primarily as a result of last year's gain on the sale of the Company's automotive paint spray booth business.

Nalco's equity in earnings of Nalco/Exxon for the third quarter 1995 was $3.7 million, down $2.8 million from the $6.5 million for Nalco petroleum chemical operations for July and August 1994 and Nalco/Exxon's first month of operations in September 1994. The decrease reflects a weak petroleum market in the United States and start-up and consolidation expenses for the joint venture.

The effective tax rate was 36.9 percent for the third quarter 1995, compared to an effective tax rate of 56.4 percent for the same period last year, based on the reclassified results presented above. The unusually high rate for the third quarter 1994 was the result of the significantly lower earnings before tax amount due to the formation and consolidation charge, as well as the related net tax benefit which included tax expenses on assets transferred to the joint venture. Excluding the $51.1 million charge for formation and consolidation expenses and the related $15.6 million net tax benefit, the third quarter 1994 effective tax rate was 36.9 percent.

Net earnings as a percent to sales was 12.1 percent for the third quarter 1995, compared to 14.0 percent for the third quarter 1994, based on the reclassified results presented above and excluding the after-tax charge of $35.5 million for formation and consolidation expenses. Fully diluted earnings per share were 52 cents for the quarter, compared to the 8 cents per share reported last year. Third quarter 1994 earnings per share would have been 50 cents, excluding the 46 cents per share after-tax charge for on the sale of Nalco's automotive paint spray booth business.

First Nine Months 1995 Operations Compared to First Nine Months 1994

As previously discussed, the formation of the Nalco/Exxon joint venture in September 1994 did not change Nalco's net assets or results of operations, but several historical captions in the consolidated financial statements were affected. The following unaudited statement of consolidated earnings for the nine months ended September 30, 1994 is presented to reflect results of operations on a comparable basis with 1995; that is, Nalco petroleum chemical operations are excluded and recognized as if they were accounted for by the equity method.

                                      Nine Months Ended
(Amounts in millions)		               September 30
                                      1995 	 1994*




Net sales		                          	$977.7  	$894.8
Operating costs and expenses
Cost of products sold	                 441.8   	398.6
	Selling, administrative,
		and research expenses	               358.4   	332.9
Formation and consolidation expenses	      -   	 51.1

                                     	 800.2  	 782.6

Operating earnings                    	177.5   	112.2
Other income (expense)
Interest and other income               	5.3    	11.9
Interest expense                      	(12.5)  	(16.7)
Equity in earnings of partnership	      11.9	    15.6

Earnings before income taxes          	182.2   	123.0

Income taxes		                          66.8	    48.6

Net earnings 	                       	$115.4  	$ 74.4

* Reclassified

The following discussion of results of operations compares the first nine months of 1995 to the reclassified first nine months of 1994 results presented above.

Sales for the first nine months increased 9 percent over last year, as all five divisions posted higher results. Sales by the Water and Waste Treatment
Division
were up 3 percent, with solid improvements reported by the UNISOLV and WATERGY Groups. More modest increases were reported by the Basic Industry and Waste Treatment Chemicals Groups. The Process Chemicals Division posted an 8 percent sales improvement. Double-digit gains were reported by the Pulp and Paper Chemicals Group, the Mining and Mineral Processing Group, and the
General Industry Group. Sales by the European Division were up 13 percent. The weaker dollar compared to a year ago accounted for part of this increase, but double-digit gains in local currencies were reported by subsidiaries in Italy and Spain, as well as the Division's Pan European Paper business. The Latin American Division turned in a 20 percent sales improvement, as double-digit gains were reported by subsidiary companies in Brazil, Chile, and Venezuela. About three-fourths of the increase for the Division was attributable to Nalcomex (Mexico), a former affiliate, which became a wholly owned subsidiary in the fourth quarter 1994. Sales by the Pacific Division increased 16 percent, as double-digit gains were reported by all but two of the subsidiary companies in the Division.

The gross margin was 54.8 percent, down 0.7 percentage point from last year's rate of 55.5 percent. Gross margins in the United States decreased from a year ago primarily as a result of a lower gross margin for the Absorbent Chemicals Group. Gross margins of the International Divisions were also down slightly from last year on a combined basis.

Selling, administrative, and research expenses increased $25.5 million or 8 percent over the first nine months of last year, primarily to support growth in Latin America, the Pacific, and the paper market. The increase was also partly attributable to the weaker dollar used to translate expenses of most international subsidiaries, mainly those in Europe.

In the third quarter 1994, the Company recorded a before-tax charge of $51.1 million that resulted from the formation of the Nalco/Exxon joint venture and adoption of a worldwide consolidation plan. After tax, this charge reduced net earnings for the first nine months of 1994 by $35.5 million, or 46 cents per share on a fully diluted basis. An additional $18.5 million, after tax, was recorded in the fourth quarter 1994, bringing the total after-tax charge to $54.0 million, or 70 cents per share on a fully diluted basis (See Note C).

Interest and other income was down $6.6 million from a year ago. This was mainly attributable to last year's gain on the sale of the Company's automotive paint spray booth business. Also contributing to the decrease was a drop in interest income as a result of lower invested cash balances, and lower realized exchange and unrealized translation gains reported by the Company's subsidiary in Brazil. Interest expense was $4.2 million lower than a year ago, which was also mainly attributable to the Company's Brazilian subsidiary. These changes were the result of a monetary control program instituted by the Brazilian government in mid-1994.

Nalco's equity in earnings of Nalco/Exxon for the first nine months of 1995 was $11.9 million, a $3.7 million decline from the $15.6 million for Nalco petroleum chemical operations from January to August 1994 and the joint venture's first month of operations in September 1994. This decrease reflects the weak petroleum market in the United States, as well as start-up and consolidation expenses for the joint venture.

The effective tax rate was 36.6 percent for the first nine months of 1995, compared to an effective tax rate of 39.5 percent for the same period last year. However, excluding the $51.1 million charge for formation and consolidation expenses and the related $15.6 million net tax benefit, the effective tax rate for the first nine months of 1994 was 36.9 percent.

Net earnings as a percent to sales was 11.8 percent for the first nine months of 1995, compared to 12.3 percent for the first nine months of 1994, based on the reclassified results presented above and excluding the $35.5 million after-tax charge for formation and consolidation expenses. Fully diluted earnings per share for the first nine months of 1995 were $1.46, compared to the 91 cents per share reported a year earlier. Without the 46 cents per share net charge for formation and consolidation expenses and the 4 cents per share net gain on the sale of the Company's automotive paint spray booth business, earnings per share for the first nine months of 1994 would have been $1.33.


Changes in Financial Condition

Cash and cash equivalents decreased $5.3 million during the first nine months of 1995 as detailed in the Unaudited Condensed Consolidated Statement of Cash Flows.

Days sales outstanding were 62 days at September 30, 1995, up slightly from the 60 days at December 31, 1994. Working capital at September 30, 1995 totaled $90.5 million, up $2.7 million over the $87.8 million at last year end. The ratio of current assets to current liabilities was 1.3 to 1 at September 30, 1995 and December 31, 1994.

Domestic projects accounted for more than two-thirds of the $96.7 million in capital investments during the first nine months of 1995. Major expenditures were for additional PORTA-FEED( units, improvements to the Company's superabsorbent manufacturing process at its Garyville, Louisiana plant, and automobiles for the sales force.

Primarily as a result of the formation of the Nalco/Exxon joint venture, the Company adopted a worldwide consolidation plan for manufacturing and support operations during 1994. The joint venture was formed to take advantage of synergy's in business management, technology, product offerings, and manufacturing operations. The production volume reduction caused by redundancies associated with the joint venture formation required the Company to downsize, close, and consolidate operations. The Company's South Chicago plant was closed and several European and Latin American manufacturing and support operations have been or will be closed or downsized. In addition, certain support functions will be regionalized on a pan-European basis in order to more efficiently serve customers. Certain redundant assets that were not contributed to the joint venture have been written down to net realizable value, and assets associated with other programs have been written off. All of these activities are in process and should be largely completed by the end of 1995.
As a result of these plans, the Company recorded a pretax provision for formation and consolidation expenses of $68 million in 1994 ($54 million after tax, or 70 cents per share on a fully diluted basis). Charges against the provision totaled $18.9 million in the first nine months of 1995 and $25 million in the year ended December 31, 1994. (See Note C).

The Nalco/Exxon joint venture and the Company's consolidation plan are expected to result in annualized pretax earnings improvements by 1996. This is expected to be realized through lower payroll expenses, depreciation, and other operating expenses resulting from the joint venture and the consolidation plan.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

		(a) The following exhibits are included herein:

			(11)	Statement Re: Computation of Earnings Per Share
			(15)	Awareness Letter of Independent Accountants
			(27)	Financial Data Schedule

(b)	The Registrant did not file any reports on Form 8-K
	during the three months ended September 30, 1995.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




NALCO CHEMICAL COMPANY
(Registrant)






Date:	November 13, 1995	       /s/ W. E. BUCHHOLZ
                               W. E. Buchholz - Vice President,
          		                   Chief Financial Officer






Date:	November 13, 1995	       /s/ S. J. GIOIMO
                               S. J. Gioimo - Secretary





19