Form 10-K
period 1995-12-31
NALCO CHEMICAL CO
filed 1996-04-01
CIK 69598

                                                                           1995
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                           NAME OF EACH EXCHANGE ON
                                               WHICH REGISTERED
         TITLE OF EACH CLASS
       Common Stock par value               Chicago Stock Exchange
         $ 0.1875 per share                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,131,839,113 at February 20, 1996.*

  The number of shares outstanding of each of the issuer's classes of Common Stock, as of February 20, 1996 was 67,277,099 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's 1995 Annual Report to Shareholders are incorporated by reference into Parts I and II.

  Portions of the Registrant's Proxy Statement dated March 18, 1996 for the
April 18, 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.
- - --------
   * Excludes reported beneficial ownership by all directors and executive officers of the Registrant; however, this determination does not constitute an admission of affiliate status for any of these stockholders.
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

 Item  1 Business........................................................     1
         Executive Officers of the Registrant............................     3
 Item  2 Properties......................................................     4
 Item  3 Legal Proceedings...............................................     5
 Item  4 Submission of Matters to a Vote of Security Holders.............     5

                                    PART II

 Item  5 Market for the Registrant's Common Stock and Related Security
         Holder Matters..................................................     5
 Item  6 Selected Financial Data.........................................     5
 Item  7 Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     5
 Item  8 Financial Statements and Supplementary Data.....................     6
 Item  9 Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................     6

                                    PART III

 Item 10 Directors and Executive Officers of the Registrant..............     6
 Item 11 Executive Compensation..........................................     6
 Item 12 Security Ownership of Certain Beneficial Owners and Management..     6
 Item 13 Certain Relationships and Related Transactions..................     6

                                    PART IV

 Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.     7

                                    PART I

ITEM 1. BUSINESS.

  Nalco Chemical Company was incorporated in 1928 in Delaware and has its principal executive offices at One Nalco Center, Naperville, Illinois 60563. Its telephone number is 708-305-1000, and beginning August 3, 1996 the telephone number will be 630-305-1000. As used in this report, "Company" and "Nalco" refer to Nalco Chemical Company and its consolidated subsidiaries.

  Nalco is engaged in the manufacture and sale of highly specialized Service Chemicals. Specified financial information by geographic area is shown in Note 2 of the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

  Nalco's business includes the production and sale of chemicals, technology, services, and systems (monitoring and surveillance) used in water treatment, pollution control, energy conservation, steelmaking, papermaking, mining and mineral processing, electricity generation, other industrial processes, and commercial building utility systems. Service Chemicals are developed and formulated to meet specific customer needs. In general, they are part of value added programs designed to help customers maintain a high level of operating performance and efficiency in their facilities, improve the quality of customers' end products, or help customers meet environmental discharge limits in a cost-effective way. Nalco products are used for purposes such as: control of scale, corrosion, foam and fouling in cooling systems, boilers, and other equipment; clarification of water; improved combustion; separation of liquids and solids; control of dust; lubrication and corrosion protection in rolling, drawing and forming of metals; improved production of pulp and qualities of paper; recovery of minerals; and specialized process applications in a variety of industries. The quality and on-site availability of technical expertise provided through highly qualified Nalco personnel are very important considerations to customers since the effective use of the Company's products requires a substantial amount of problem solving, monitoring, and technical assistance on the part of Nalco employees.

  Service Chemicals are usually marketed through Nalco's own organization because of the high degree of technical service required. The worldwide field sales force is trained in the application and use of Nalco Service Chemicals, and is supported by a marketing staff of specialists in the technology and use of various Nalco Service Chemicals.

  Competitive conditions vary for Nalco depending on the industries served and the products involved. Management believes the Company is one of the most important worldwide suppliers of water treatment products and service chemical programs, based on estimated sales of comparable products for industrial customers on the process side (e.g., the manufacturing process, which a plant uses to produce its end product) and the water treatment side (e.g., boilers for power generation or cooling systems for process temperature control). The Company sells its water treatment products and service chemical programs in more than 100 countries, and is the largest or second largest supplier of those products in most of the countries it does business. All aspects of this business are considered to be very competitive, and companies providing similar products or programs range in size from very large multinational companies to small local manufacturers. The number of competitors varies by product application and ranges from a few large companies to hundreds of small local companies. The Company's principal method of competition is based on quality service, product performance and technology through safe, practical applied science.

  On February 2, 1996, Nalco announced its plan to dispose of its superabsorbent chemicals business. The results of this business are now reported as discontinued operations. The operations and the net assets of this business are held for sale. Nalco does not anticipate a loss from the operations from this business during the phase out period nor a loss on the ultimate disposition of this business. This business generated annual revenue of approximately $96 million for the year 1995.

  Effective October 1995, Nalco purchased an additional 25 percent of the common shares of Nalco Chemical India, Ltd., and now owns 65 percent of this company. In November 1995, Nalco purchased the pulp and paper chemical business of Texo Corporation.

  There were no other significant changes in the markets served or in the methods of distribution since the beginning of 1995.

  Although no single Service Chemicals product represents a material portion of the business, historically, new product and new market developments have been designed to increase market penetration and to maintain sales and earnings growth.

OTHER MATTERS

  Primarily as a result of the formation of the Nalco/Exxon joint venture, the Company adopted a worldwide consolidation plan in 1994 for manufacturing and support operations. The production volume reduction caused by redundancies associated with the joint venture formation required the Company to downsize, close, and consolidate operations. The Company's South Chicago plant was closed, and several European and Latin American manufacturing and support operations have been or will also be closed or downsized. In addition, certain support functions will be regionalized on a pan-European basis in order to more efficiently serve customers. All of these activities are in process, and should be largely completed by the end of 1996.

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

  Nalco owns or is licensed under a large number of patents relating to a number of products and processes. Nalco's rights under such patents and licenses are of significant importance in the operation of the business, but no single patent or license is believed to be material with respect to its business. Over 700 patents existed at the end of 1995 with remaining durations ranging from less than one year to 17 years with an average duration of about 10 years.

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

  Nalco's laboratories are involved in research and development of chemical products and in providing technical support, including chemical analyses of water and process samples. Research and development expenses of continuing operations amounted to $39.8 million in 1995, compared to $45.7 million in 1994, and $49.7 million in 1993.

  There were approximately 6,100 persons employed full time by Nalco at the end of 1995.

  Compliance with Federal, State, and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings, or competitive position of Nalco. There are no material capital expenditures for environmental control facilities anticipated during 1996. Compliance with increasingly stringent regulations should not have a material effect upon earnings but may strengthen the competitive position of Nalco because of available capital and technical resources.

  Although inflation is not a significant factor domestically, the Company adjusts selling prices to maintain profit margins wherever possible. Investments are made in modern plants and equipment that will increase productivity and thereby minimize the effect of rising costs. In addition, the last-in, first-out (LIFO) valuation method is used for some of the Company's inventories, so that changing material costs are recognized in reported income and pricing decisions. The impact of inflation in foreign exchange movements at foreign subsidiaries is managed by minimizing assets exposed to currency movements and by increasing sales prices to parallel increases in local inflation rates. The Company emphasizes working capital management, frequent dividend remittance, timely settlement of intercompany account balances, foreign currency borrowings, and selected hedging. In most hyperinflationary economies, the rate of local currency devaluation is related to and approximately equal to the local inflation rate. Therefore, Nalco attempts to increase its local selling prices to help offset the impact of devaluation on exposed assets and the impact of increases in local content costs.

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

  S. D. Newlin has been Group Vice President, President, Nalco Europe since 1994. He had been Vice President, President, Nalco Pacific since 1992. During 1992 he was General Manager, Pulp and Paper Chemicals Group; and from 1990 to 1992 he was General Manager of UNISOLV(R).

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

  For further information on the executive officers of the Registrant, please refer to page 38 of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2. PROPERTIES.

  Nalco has facilities used to produce and store inventories and service customer needs at 8 domestic and 27 foreign locations. Primary domestic manufacturing plants are located in:

                                                         LAND AREA BUILDING AREA
                                                          (ACRES)    (SQ. FT.)
                                                         --------- -------------
      Carson, California................................     21        84,000
      Jonesboro, Georgia................................     12        35,000
      Chicago, Illinois.................................     42       856,000
      Garyville, Louisiana..............................    251       235,000
      Paulsboro, New Jersey.............................     14        33,000

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

  The Company's primary research facility is located in Naperville, Illinois. The Technical Center is adjacent to the Corporate Center and houses process simulation areas and a technical library in buildings which total 235,000 square feet.

  Primary foreign manufacturing plants, which also generally include laboratory and office facilities, are located in:

                                                         LAND AREA BUILDING AREA
                                                          (ACRES)    (SQ. FT.)
                                                         --------- -------------
      Botany, Australia.................................     10       102,000
      Suzano, Brazil....................................     14        81,000
      Burlington, Canada................................     14       138,000
      Soledad, Colombia.................................      6        27,000
      Cheshire, England.................................     15       226,000
      Biebesheim, Germany...............................     28       103,000
      Cisterna di Latina, Italy.........................     25        88,000
      Celra, Spain......................................     25       109,000
      Anaco, Venezuela..................................     43        76,000

  Other foreign facilities are located in: Perth, Australia; Vienna, Austria; Buenos Aires, Argentina; Edmonton, Canada; Santiago, Chile; Lerma, Mexico; Quito, Ecuador; West Bengal, India; Bogor, Indonesia; Kashima, Japan; Tilburg, the Netherlands; Auckland, New Zealand; Calamba, Laguna, Philippines; Dammam, Saudi Arabia; Jurong Town, Singapore; Hsin Chu Hsien, Taiwan; and Maracaibo, Venezuela.

  The Company also has a 72,000 square-foot business and technical center on a 12-acre site in Oegstgeest, the Netherlands. This facility serves customers throughout Europe.

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

  As part of the worldwide consolidation plan for manufacturing and support operations adopted by the Company during 1994, certain facilities have been or will be closed. These included the South Chicago plant located on South Harbor Avenue in Chicago, Illinois, and plants located in Douvrin--Billy Berclau, France, and Jordbro, Sweden.

  Capital expenditures for 1996 should approximate $110.0 million compared to the $126.7 million spent in 1995, if planned sales and earnings for 1996 are reached.

ITEM 3. LEGAL PROCEEDINGS.

  For information on this item, please refer to Note 19 of the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  The Registrant's Common Stock is listed on the New York and Chicago Stock Exchanges. The number of holders of record of Common Stock, par value $0.1875 per share, at December 31, 1995 was 5,669. Dividends and Common Stock market prices included in the Quarterly Summary in the Company's 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected Financial Data including net sales, earnings from continuing operations, earnings from continuing operations per common share, total assets, long-term debt, and cash dividends paid are reported in the Eleven Year Summary in the Company's 1995 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Financial Condition and Results of Operations

  Management's discussion and analysis of financial condition and results of operations which is included in the section titled "Management's Discussion and Analysis--1995 vs. 1994," "Management's Discussion and Analysis--1994 vs. 1993," and "Management's Discussion and Analysis--Financial Condition" in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

 Liquidity and Capital Resources

  Management's discussion of liquidity and capital resources which is included in the section titled "Management's Discussion and Analysis--Cash Flows" in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Report of Independent Accountants, the Consolidated Financial Statements, and the Notes to Consolidated Financial Statements of the Registrant and its subsidiaries, included in the Company's 1995 Annual Report to Shareholders, are incorporated herein by reference.

  The Quarterly Summary in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Item 10 information is set forth in Part I, Item 1, under Executive Officers of the Registrant and also in the Company's Proxy Statement dated March 18, 1996, under Election of Directors through Election of Directors--Meetings of the Board and Committees of the Board, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information contained under Election of Directors--Directors' Remuneration and Retirement Policies through Election of Directors--Change in Control in the Company's Proxy Statement dated March 18, 1996, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information contained under Shares Outstanding and Voting Rights in the Company's Proxy Statement dated March 18, 1996, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries included in the Company's 1995 Annual Report to Shareholders are incorporated herein by reference in Item 8:

Statements of Consolidated Financial Condition
 December 31, 1995 and 1994
Statements of Consolidated Earnings
 Years ended December 31, 1995, 1994 and 1993
Statements of Consolidated Cash Flows
 Years ended December 31, 1995, 1994 and 1993
Statement of Consolidated Common Shareholders' Equity
 Years ended December 31, 1995, 1994 and 1993
Notes to Consolidated Financial Statements
Quarterly Summary (Unaudited)
 Years ended December 31, 1995 and 1994
Report of Independent Accountants

  (2) The following consolidated financial statement schedule for the years 1995, 1994 and 1993 is submitted herewith:

Report of Independent Accountants on Financial Statement Schedule
Schedule II--Valuation and Qualifying Accounts

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (3) Exhibits

 Exhibit  3A --  Restated Certificate of Incorporation(2)
 Exhibit  3B --  Certificates of Correction and Amendment to the Restated
                 Certificate of Incorporation(7)
 Exhibit  3C --  Certificate of Designations, Preferences and Rights of Series
                 B ESOP Convertible Preferred Stock(4)
 Exhibit  3D --  By-laws(9)
 Exhibit 10A --  Form of Key Executive Agreement(1)
         10B --  Agreements to Restore Benefits Reduced by Excess ERISA-Related
                 Limits(1)
         10C --  Form of Death Benefit Agreement(2)
         10D --  Management Incentive Plan(2)
         10E --  Restricted Stock Plan(7)
         10F --  1982 Stock Option Plan as amended April 16, 1984, January 30,
                 1987, and February 12, 1993(9)
         10G --  Deferred Compensation Plan for Directors(3)
         10H --  Supplemental Retirement Income Plan(6)
         10I --  1990 Stock Option Plan as amended April 23, 1992, and February
                 12, 1993(9)
         10J --  Stock Option Plan for Non-Employee Directors(9)
         10K --  Directors Benefit Protection Trust of Nalco Chemical
                 Company(6)
         10L --  Management Benefit Protection Trust of Nalco Chemical
                 Company(6)
         10M --  Restricted Stock Trust of Nalco Chemical Company(6)
         10N --  Performance Share Plan(8)
 Exhibit 11  --  Computation of Earnings Per Share
 Exhibit 13  --  Those portions of the 1995 Annual Report to Shareholders expressly incorporated herein by reference
 Exhibit 21  --  Subsidiaries of the Registrant
 Exhibit 23  --  Consent of Independent Accountants
 Exhibit 27  --  Financial Data Schedule
 Exhibit 99A --  Notice of Annual Meeting and Proxy Statement(10)
 Exhibit 99B --  August 7, 1986 and June 26, 1989 Letters to Shareholders with
                 Summaries of the Preferred Share Purchase Rights Agreement as amended(5)
 Exhibit 99C --  Form 11-K Annual Report

  Exhibit Nos. 10A-10N constitute management contracts, compensation plans, or arrangements covering directors and officers of the Company.

  (b) Reports on Form 8-K filed in the fourth quarter of 1995 are: None
- - --------
 (1) Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1986.
 (2) Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1987.
 (3) Incorporated herein by reference from the Registrant's Form 8-K dated July 24, 1986.
 (4) Incorporated herein by reference from the Registrant's Form 8-K dated May 15, 1989.
 (5) Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1989.
 (6) Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1990.
 (7) Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1991.
 (8) Incorporated herein by reference from the Registrant's March 16, 1992 Proxy Statement.
 (9) Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1992.
(10) Incorporated herein by reference from the Registrant's Notice of Annual Meeting and Proxy Statement dated March 18, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Nalco Chemical Company

                                                       E. J. Mooney
                                          By __________________________________
                                                       E. J. Mooney
                                             Chairman, Chief Executive Officer
                                                       and President

                                          Date: March 29, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 29, 1996 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                   NAME                                        TITLE
                   ----                                        -----


              W. E. Buchholz                Vice President and Chief Financial Officer
___________________________________________
              W. E. Buchholz

               R. L. Ratliff                Controller
___________________________________________
               R. L. Ratliff

             J. L. Ballesteros              Director
___________________________________________
             J. L. Ballesteros

              H. G. Bernthal                Director
___________________________________________
              J. L. Bernthal

                H. Corless                  Director
___________________________________________
                H. Corless

                H. M. Dean                  Director
___________________________________________
                H. M. Dean

             J. P. Frazee, Jr.              Director
___________________________________________
             J. P. Frazee, Jr.

                A. L. Kelly                 Director
___________________________________________
                A. L. Kelly

              F. A. Krehbiel                Director
___________________________________________
              F. A. Krehbiel

               E. J. Mooney                 Director
___________________________________________
               E. J. Mooney

                W. A. Pogue                 Director
___________________________________________
                W. A. Pogue

                J. J. Shea                  Director
___________________________________________
                J. J. Shea

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Nalco Chemical Company

  Our audits of the consolidated financial statements referred to in our report dated February 2, 1996 appearing on page 13 of the 1995 Annual Report to Shareholders of Nalco Chemical Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

Chicago, Illinois
February 2, 1996

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         COL. A             COL. B           COL. C             COL. D        COL. E
         ------           ---------- ----------------------- ------------   ----------
                                            ADDITIONS
                                     -----------------------
                                         (1)         (2)
                                                   CHARGED
                          BALANCE AT   CHARGED     TO OTHER                  BALANCE
                          BEGINNING    TO COSTS   ACCOUNTS-- DEDUCTIONS--     AT END
      DESCRIPTION         OF PERIOD  AND EXPENSES  DESCRIBE    DESCRIBE     OF PERIOD
      -----------         ---------- ------------ ---------- ------------   ----------
Reserves deducted in the
 Statements of
 Consolidated Financial
 Condition from the
 assets to which they
 apply
  Allowance for doubtful
   accounts Year ended:
    December 31, 1995...  $5,605,000  $ (648,000)             $  518,000(A) $4,439,000
                          ==========  ==========              ==========    ==========
    December 31, 1994...  $4,470,000  $1,845,000              $  710,000(A) $5,605,000
                          ==========  ==========              ==========    ==========
    December 31, 1993...  $5,879,000  $  716,000              $2,125,000(A) $4,470,000
                          ==========  ==========              ==========    ==========

- - --------
  Note A--Excess of accounts written off over recoveries.