Form 10-Q
period 1996-03-31
NALCO CHEMICAL CO
filed 1996-05-13
CIK 69598

NALCO CHEMICAL COMPANY


                                                       INDEX


                                                                                                         Page No.

Part I.          Financial Information:

                 Item 1.       Financial Statements

                               Condensed Consolidated Statements of
                                    Financial Condition - March 31, 1996
                                    (Unaudited) and December 31, 1995.........................................2

                               Condensed Consolidated Statements of
                                    Earnings (Unaudited) - Three Months
                                    Ended March 31, 1996 and 1995.............................................3

                               Condensed Consolidated Statements of
                                    Cash Flows (Unaudited) - Three Months
                                    Ended March 31, 1996 and 1995.............................................4

                               Notes to Condensed Consolidated Financial
                                    Statements (Unaudited)....................................................5

                               Report of Independent Accountants on
                                    Review of Interim Financial Information...................................8

                 Item 2.       Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations.............................................................9



Part II.         Other Information:

                 Item 4.       Submission of Matters to a Vote of
                                    Security Holders..........................................................11

                 Item 6.       Exhibits and Reports on Form 8-K...............................................12

                 Exhibit (11) - Statement Re:  Computation
                                         of Earnings Per Share................................................13

                 Exhibit (15) - Awareness Letter of Independent
                                         Accountants..........................................................15

                 Exhibit (27) - Financial Data Schedule.......................................................16

                                Signatures....................................................................17



                                       PART I. FINANCIAL INFORMATION

                                      NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          March 31,           December 31,


                                                                             1996                1995
(Dollars in millions)  (Unaudited)
(Note)


ASSETS
Current assets
Cash and cash equivalents                                                 $   37.7                $   38.1
Accounts receivable, less allowances
     of $4.4 and $4.4, respectively                                          211.9                   220.3
Inventories
    Finished products                                                         65.3                    62.4
    Materials and work in process                                             31.4                    29.0
                                                                           -------                --------
                                                                              96.7                    91.4
Prepaid expenses, taxes and other
  current assets                                                              22.2                    20.2
                                                                          --------                --------
Total current assets                                                         368.5                   370.0

Investment in and advances
    to partnership                                                           132.2                   126.2
Discontinued operations-net                                                   46.8                    47.1
Goodwill, less accumulated
    amortization of $19.6 and
    $18.6, respectively                                                      132.1                   131.0
Other assets                                                                 168.9                   175.8
Property, plant and equipment                                              1,120.5                 1,101.6
    Less allowances for depreciation                                        (598.3)                 (581.6)
                                                                          --------                --------
                                                                             522.2                   520.0
                                                                          --------                --------
                                                                          $1,370.7                $1,370.1
                                                                          ========                ========

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                                                           $  105.5                $   95.0
Accounts payable                                                             109.5                   126.9
Accrued formation and
    consolidation expenses                                                    21.4                    22.7
Other current liabilities                                                    107.8                   111.2
                                                                          --------                --------
Total current liabilities                                                    344.2                   355.8

Long-term debt                                                               209.5                   221.5
Deferred income taxes                                                         52.5                    53.3
Accrued postretirement benefits                                               97.9                    97.7
Other liabilities                                                             62.8                    61.5
Shareholders' equity                                                         603.8                   580.3
                                                                          --------                --------
                                                                          $1,370.7                $1,370.1
                                                                          ========                ========

Note: The Statement of Financial Condition at December 31, 1995 has been derived from the audited financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).
                                      NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                    (UNAUDITED)


                                                                 Three Months Ended
(Amounts in millions,                                               March 31
except per share data)                                               1996                 1995


Net sales             $301.9                                          $292.5
Operating costs and expenses
      Cost of products sold                                            135.0              128.5
      Operating expenses                                               123.1              115.3
                                                                      ------             ------
                                                                       258.1              243.8

Operating earnings    43.8                                              48.7
Other income (expense)
      Interest and other income                                          0.5                1.3
      Interest expense(3.7)                                             (4.1)
      Equity in earnings of partnership                                  6.4                5.6
                                                                      ------             ------

Earnings from continuing operations
      before income taxes                                               47.0               51.5

Income taxes                                                            17.0               18.6
                                                                       ------             ------

Earnings from continuing operations                                     30.0               32.9

Discontinued operations, net of income taxes                             1.8                4.9
                                                                      ------             ------

Net earnings                                                          $ 31.8             $ 37.8
                                                                       ======            ======

Per common share - Primary
      Earnings from continuing operations                            $ 0.40            $ 0.44
      Discontinued operations,
          net of income taxes                                          0.03              0.07
                                                                     ------            ------

          Net earnings                                               $ 0.43            $ 0.51
                                                                     ======            ======

Per common share - Fully diluted
      Earnings from continuing operations                            $ 0.38            $ 0.41
      Discontinued operations,
          net of income taxes                                          0.02              0.07
                                                                     ------            ------

          Net earnings                                               $ 0.40            $ 0.48
                                                                     ======            ======

Per common share - Cash dividends                                    $ 0.25            $ 0.24
                                                                     ======            ======


Average primary shares outstanding
      (in thousands)                                                  67,529            68,298

Average fully diluted shares
      outstanding (in thousands)                                      75,511             76,374


See accompanying Notes to Condensed Consolidated Financial Statements
 (Unaudited).
                                 NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)




                                                                   Three Months Ended
                                                                        March 31
(Dollars in millions)                                                  1996               1995
                                                                       ------            -----

Cash provided by (used for)
          operating activities
      Net earnings    $                                                 31.8             $ 37.8
      Adjustments not affecting cash
          Depreciation and amortization                                 24.1               21.6
          Other, net  (3.8)                                            (13.1)
      Changes in current assets and
          liabilities                                                  (16.9)               6.4
                                                                       ------             ------

          Net cash provided by operations                               35.2               52.7
                                                                      ------             ------

Investing activities
      Additions to property,
          plant and equipment                                          (27.3)             (27.1)
      Other                                                              3.3               (7.9)
                                                                      ------             ------

          Net cash used for
                investing activities                                   (24.0)             (35.0)
                                                                      -------            ------

Financing activities
      Cash dividends                                                   (19.7)             (19.2)
      Changes in short-term debt                                         6.5               12.2
      Changes in long-term debt                                         (1.9)              (0.1)
      Common stock reacquired                                            -                (18.8)
      Other                                                              2.8                5.5
                                                                      ------             ------

          Net cash used for
                financing activities                                   (12.3)             (20.4)
                                                                      ------             ------

Effects of foreign exchange
      rate changes                                                       0.7                1.8
                                                                        ------            ------

          Decrease in cash and
                cash equivalents                                      $ (0.4)            $ (0.9)
                                                                      ======             ======


See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).
                                   NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (UNAUDITED)

                                           March 31, 1996


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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 1996 and 1995. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, Price Waterhouse LLP. The Independent Accountants' Review Report is included on page 8.
NOTE B -- SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:


                                                                       March 31,             December 31,
(Dollars in millions,                                                    1996                   1995
except per share figures)                                            -----------               --------


Preferred stock par value $1.00 per share; authorized 2,000,000 shares;
Series B ESOP Convertible
       Preferred Stock - 399,423 shares
       at March 31, 1996 and 399,400
       shares at December 31, 1995                                         $   0.4                 $   0.4
    Series A Junior Participating
       Preferred Stock - none issued                                           -                       -
    Capital in excess of par value
       of shares                                                             191.3                   191.7
    Unearned ESOP compensation                                              (159.6)                 (166.6)
                                                                           -------                 -------
                                                                              32.1                    25.5

Common stock -
    par value $.1875 per share;
    authorized 200,000,000 shares;
    issued 80,287,568 shares                                                  15.1                    15.1
    Capital in excess of par value
       of shares                                                              27.8                    27.8
Retained earnings                                                            928.3                   916.2
Minimum pension liability adjustment                                          (6.0)                   (6.0)
Foreign currency translation
    adjustments                                                              (46.9)                  (48.0)
Common stock reacquired - at cost
    12,964,050 shares at
    March 31, 1996 and 13,163,155
    shares at December 31, 1995                                             (346.6)                 (350.3)
                                                                           -------                 -------

Total shareholders' equity                                                 $ 603.8                 $ 580.3
                                                                           =======                 =======


NOTE C - FORMATION AND CONSOLIDATION EXPENSES

The Company adopted a worldwide consolidation plan for manufacturing and support operations during 1994, primarily as a result of the formation of the Nalco/Exxon Energy Chemical, L.P. joint venture partnership. The production volume reduction caused by redundancies associated with the joint venture formation required the Company to downsize, close, and consolidate operations. The Company's South Chicago plant was closed, and several European and Latin American manufacturing and support operations have been or will be closed or downsized. In addition, certain support functions are being regionalized on a pan European basis in order to more efficiently serve customers. Certain redundant assets that were not contributed to the joint venture have been written down to net realizable value, and assets associated with other programs have been or will be written off. All of these activities are in process, and should be largely completed by the end of 1996.

As a result of these plans, the Company recorded a pretax provision of $68 million ($54 million after tax, or 70 cents per share on a fully diluted basis) in 1994. Included in this provision was the cost of termination benefits for the elimination of over 400 positions, primarily in the United States and Europe, including manufacturing and support personnel, totaling approximately $27 million in cash. Costs associated with facility closings and the disposition of assets that are no longer productive total approximately $24 million, including $21 million for non-cash asset write-offs and $3 million in cash payments associated with asset disposals. The balance of the pretax costs represented anticipated cash payments for post-closure plant environmental remediation, legal and consulting fees, and other exit costs. Cash expenditures charged against the provision to date have been funded through operating cash flows, and the Company anticipates that future cash expenditures will be similarly funded. A tax benefit of $14 million, net of tax costs associated with the contribution of assets to various joint venture entities, was included in the Company's 1994 income tax provision related to the formation and consolidation expenses.

Charges against the provision for formation and consolidation expenses totaled $25.0 million in 1994, $20.5 million in 1995, and $1.3 million in the first quarter 1996. Over 300 employees had been terminated as of March 31, 1996. The following table sets forth the details of activity in the accrual for formation and consolidation expenses for the first quarter of 1996:

                             Balance at                                                          Balance at
                             December 31,                Cash                Noncash             March 31,
(in millions)                   1995                   Payments              Charges                1996
- --------------------------------------------------------------------------------------------------------

Termination
    benefits                       $ 8.1                   $ -                   $ -                  $ 8.1

Asset
    write-downs                      7.1                    (0.1)                 (0.7)                 6.3

Legal and
    consulting                       1.5                    (0.4)                  -                    1.1

Environmental
    remediation                      6.0                    (0.1)                  -                    5.9
- -----------------------------------------------------------------------------------------------------------

Total                               $22.7                  $(0.6)                $(0.7)                $21.4
============================================================================================================


NOTE D -- IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 1996, the Company implemented Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires companies to review long-lived assets, including identifiable intangibles and goodwill, for indicators of impairment. The effect of adopting SFAS 121 was not material.

NOTE E -- SUBSEQUENT EVENT

On April 22, 1996, the Venezuelan government liberalized the Venezuelan bolivar from the previously fixed exchange rate of 290 bolivars per U.S. dollar. The liberalized bolivar now is trading in the approximate range of 465 to 500 bolivars per U.S. dollar. The effect of this devaluation of the bolivar on the Company's and Nalco/Exxon's operations in Venezuela is estimated to result in a net charge to the Company's 1996 earnings from continuing operations of approximately $1.2 million.

REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of March 31, 1996, and for the three month period then ended. This interim financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the statement of consolidated financial condition as of December 31, 1995, and the related statements of consolidated earnings, of cash flows and of common shareholders' equity for the year then ended (not presented herein), and in our report dated February 2, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1995, is fairly stated in all material respects in relation to the statement of consolidated financial condition from which it has been derived.


Price Waterhouse LLP

By: Robert R. Ross
       Engagement Partner


April 18, 1996
Chicago, Illinois
Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

First Quarter 1996 Operations Compared to First Quarter 1995

On February 2, 1996, Nalco announced its plan to dispose of its superabsorbent chemicals business. The results of this business are now reported as discontinued operations. The operations and the net assets of this business are held for sale. The Unaudited Condensed Consolidated Statements of Earnings presented in Part I, Item 1 of this Form 10-Q reflect the superabsorbent chemicals business as discontinued operations.

Sales from continuing operations for the quarter increased 3 percent over last year. This increase would have been 5 percent, excluding 1995 sales of $4.5 million related to business that was transferred to the Nalco/Exxon joint venture as of the beginning of 1996. Most of this amount was included last year in the Company's Pacific Division sales. Sales by the Water and Waste Treatment Division were unchanged from last year, as modest increases were reported by the Basic Industry, UNISOLV(R) and WATERGY(R) Groups. The Process Chemicals Division reported a 10 percent sales improvement, with double-digit growth posted by the Pulp and Paper Chemicals Group. Solid gains were also reported by the General Industry and the Mining and Mineral Processing Chemical Groups. Sales by the European Division were comparable to a year ago. The Latin American Division reported a 15 percent increase over last year, with double-digit gains reported by all units except Brazil and Colombia. Pacific Division sales were down 4 percent from the same period last year as a result of the business that was transferred this quarter to the Nalco/Exxon joint venture. Excluding those amounts from 1995 sales, Pacific Division sales were up 8 percent, with double-digit gains reported by subsidiaries in Indonesia and Korea. Sales by Nalco's former affiliate company in India, which became a majority-owned subsidiary in the fourth quarter of 1995, contributed to growth in the region.

The gross margin was 55.3 percent, down 0.8 percentage points from last year's rate of 56.1 percent. Gross margins in the United States decreased from a year ago primarily as a result of higher raw material costs, manufacturing expenses and one-time start up costs for a new colloidal silica production facility. Gross margins of International Divisions were slightly lower on a combined basis. Lower margins in Europe were partly offset by improved margins in Latin America.

Operating expenses (selling, service, research, etc.) were up $7.8 million or 7 percent over last year, primarily due to the addition of sales engineers during 1995.

Interest and other income was down $0.8 million from last year primarily as a result of a decrease in interest income, reflecting lower invested balances. Interest expense declined $0.4 million from last year, which was mainly attributable to the Company's Brazilian subsidiary.

Nalco's equity in earnings of Nalco/Exxon for the first quarter 1996 was $6.4 million, a $0.8 million improvement over the $5.6 million reported last year. The increase was largely attributable to the business that was transferred to Nalco/Exxon as of the beginning of 1996.

The effective tax rate was 36.2 percent for the first quarter 1996, comparable to the effective tax rate for the first quarter 1995.

Earnings from continuing operations as a percent to sales was 9.9 percent for the first quarter 1996, compared to 11.2 percent for the first quarter 1995. Fully diluted earnings per share from continuing operations were 38 cents for the quarter, compared to 41 cents per share last year. Effective January 1, 1996, the Company implemented Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires companies to review long-lived assets, including identifiable intangibles and goodwill, for indicators of impairment. The effect of adopting SFAS 121 was not material.

On April 22, 1996, the Venezuelan government liberalized the Venezuelan bolivar from the previously fixed exchange rate of 290 bolivars per U.S. dollar. The liberalized bolivar now is trading in the approximate range of 465 to 500 bolivars per U.S. dollar. The effect of this devaluation of the bolivar on the Company's and Nalco/Exxon's operations in Venezuela is estimated to result in a net charge to the Company's 1996 earnings from continuing operations of approximately $1.2 million.

Changes in Financial Condition

Cash and cash equivalents decreased by $0.4 million during the quarter as detailed in the Unaudited Condensed Consolidated Statement of Cash Flows.

Days sales outstanding were 62 days at March 31, 1996, down slightly from the 64 days at the end of 1995. Working capital at March 31, 1996 totaled $24.3 million, up from the $14.2 million at last year end. The ratio of current assets to current liabilities was 1.1 to 1 at March 31, 1996.

Capital  investments  totaled  $27.3  million  for  the  first  quarter.   Major
expenditures were for additional PORTA-FEED(R) units and automobiles for the sales force.

Primarily as a result of the formation of the Nalco/Exxon joint venture, the Company adopted a worldwide consolidation plan for manufacturing and support operations during 1994. Charges against the provision for formation and consolidation expenses totaled $1.3 million during the first quarter 1996. (See Note C).
                                            PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Nalco Chemical Company was held on April 18, 1996, for the purpose of electing three Class III directors for a three-year term; approving the appointment of independent accountants; and approval of the Employee Stock Compensation Plan, the amended Performance Share Plan, the amended Management Incentive Plan and the Non-employee Directors Stock Compensation Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected.

The vote electing the individual directors was as follows:

                                               Shares Voted                     Shares
          Class III Director                       "For"                      Withheld

             H. G. Bernthal                     65,786,513                    1,049,211
             W. A. Pogue                        65,729,595                    1,106,129
             J. J. Shea                         65,754,583                    1,081,141

The appointment of Price Waterhouse as independent accountants for the Company was approved by the following vote:

             Shares Voted                    Shares Voted                       Shares
                "For"                          "Against"                      Abstaining

             66,275,914                         390,811                        168,999

The amended Performance Share Plan effective as of February 16, 1996 was approved as follows:

             Shares Voted                    Shares Voted                       Shares
                "For"                          "Against"                      Abstaining

             63,032,151                        3,206,276                        597,297

The amended Management Incentive Plan effective as of January 1, 1996 was approved as follows:

             Shares Voted                    Shares Voted                       Shares
                "For"                          "Against"                      Abstaining

             62,676,063                        3,474,814                        684,847

The Employee Stock Compensation Plan effective as of January 1, 1996 was approved as follows:


      Shares Voted    Shares Voted                              Shares
         "For"          "Against"                             Abstaining             Broker Non-Votes

      40,750,821                  20,634,540                    333,510                 5,116,853

The Non-employee  Directors Stock  Compensation  Plan effective as of January 1,
1996 was approved as follows:

      Shares Voted    Shares Voted                              Shares
         "For"          "Against"                             Abstaining             Broker Non-Votes

      48,111,384                  12,890,645                    718,842                 5,114,853


Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are included herein:

                 (11)    Statement Re: Computation of Earnings Per Share

                 (15)    Awareness Letter of Independent Accountants

                 (27)    Financial Data Schedule

          (b) The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1996.

                           NALCO CHEMICAL COMPANY
                                  (Registrant)






Date:    May 13, 1996                                  W. E. BUCHHOLZ
                                                   ----------------------
                                              W. E. Buchholz - Vice President,
                                                     Chief Financial Officer





Date:    May 13, 1996                                  S. J. GIOIMO
                                                     --------------------
                                                   S. J. Gioimo - Secretary



                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        NALCO CHEMICAL COMPANY
                                                              (Registrant)






Date:    May 13, 1996
                                            W. E. Buchholz - Vice President,
                                                  Chief Financial Officer