Form 10-Q
period 1996-06-30
NALCO CHEMICAL CO
filed 1996-08-14
CIK 69598

NALCO CHEMICAL COMPANY


                                                       INDEX



                                                                                                   Page No.

Part I.          Financial Information:

                 Item 1.       Financial Statements

                               Condensed Consolidated Statements of
                                    Financial Condition -June 30, 1996
                                    (Unaudited) and December 31, 1995........................................2

                               Condensed Consolidated Statements of
                                    Earnings (Unaudited) - Three Months and
                                    Six Months Ended June 30, 1996 and 1995...................................3

                               Condensed Consolidated Statements of
                                    Cash Flows (Unaudited) - Three Months and
                                    Six Months Ended June 30, 1996 and 1995...................................4

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



Part II.         Other Information:

                 Item 6.       Exhibits and Reports on Form 8-K...............................................12

                 Exhibit (3)(ii)- By-Laws.....................................................................13

                 Exhibit (11) - Statement Re:  Computation
                                         of Earnings Per Share................................................26

                 Exhibit (15) - Awareness Letter of Independent
                                         Accountants..........................................................28

                 Exhibit (27) - Financial Data Schedule.......................................................29

                 Signatures    30

                          PART I. FINANCIAL INFORMATION

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                         June 30,                  December 31,
                                          1996                       1995
(Dollars in millions)                   (Unaudited)                 (Note)

ASSETS
Current assets
Cash and cash equivalents                $   37.7                $   38.1
Accounts receivable, less allowances
     of $4.3 and $4.4, respectively         230.6                   220.3
Inventories
    Finished products                        62.6                    62.4
    Materials and work in process            32.1                    29.0
                                           -------                --------
                                             94.7                    91.4
Prepaid expenses, taxes and other
  current assets                             25.2                    20.2
Discontinued operations - net                45.4                      -
                                          --------                 ------
Total current assets                        433.6                   370.0

Investment in and advances
    to partnership                          131.1                   126.2
Discontinued operations-net                     -                    47.1
Goodwill and other intangibles,
         less accumulated amortization
         of $20.9 and $18.6, respectively   201.9                   131.0
Other assets                                163.1                   175.8
Property, plant and equipment             1,143.3                 1,101.6
    Less allowances for depreciation       (613.3)                 (581.6)
                                          --------                --------
                                            530.0                   520.0
                                          --------                --------
                                         $1,459.7                $1,370.1
                                          ========                ========

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                          $   78.6                $   95.0
Accounts payable                            107.8                   126.9
Accrued formation and
    consolidation expenses                   19.2                    22.7
Other current liabilities                   111.8                   111.2
                                         --------                --------
Total current liabilities                   317.4                   355.8

Long-term debt                              306.7                   221.5
Deferred income taxes                        52.6                    53.3
Accrued postretirement benefits              98.3                    97.7
Other liabilities                            63.9                    61.5
Shareholders' equity                        620.8                   580.3
                                         --------                --------
                                         $1,459.7                $1,370.1
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

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                                                     Three Months Ended                  Six Months Ended
(Amounts in millions,                                                 June 30                              June 30
except per share data)                                                1996                1995             1996           1995
                                                                     ------------         ------            -----          -----
Net sales                                                              $318.6            $302.3           $620.5          $594.8
Operating costs and expenses
      Cost of products sold                                            139.6              132.1            274.6           260.6
      Operating expenses                                               127.8              119.7            250.9           235.0
                                                                      ------             ------           ------          ------
                                                                       267.4              251.8            525.5           495.6
                                                                      ------             ------           ------          ------

Operating earnings    51.2                                              50.5               95.0             99.2
Other income (expense)
      Interest and other income                                         (0.3)               2.0              0.2             3.3
      Interest expense(3.3)                                             (4.3)              (7.0)            (8.4)
      Equity in earnings of partnership                                  6.6                2.6             13.0             8.2
                                                                      ------             ------           ------          ------

Earnings from continuing operations
      before income taxes                                               54.2               50.8            101.2           102.3

Income taxes            19.7                                            18.4               36.7             37.0
                      ------                                          ------             ------           ------

Earnings from continuing operations                                     34.5               32.4             64.5            65.3

Discontinued operations, net of income taxes                             2.5                4.7              4.3             9.6
                                                                      ------             ------           ------          ------

Net earnings                                                          $ 37.0             $ 37.1           $ 68.8           $ 74.9
                                                                      ======             ======           ======           ======

Per common share - Primary
      Earnings from continuing operations                            $ 0.47            $ 0.44             $ 0.87           $ 0.88
      Discontinued operations,
          net of income taxes                                          0.03              0.07               0.06             0.14
                                                                     ------            ------             ------           ------

          Net earnings                                               $ 0.50            $ 0.51             $ 0.93           $ 1.02
                                                                     ======            ======             ======           ======

Per common share - Fully diluted
      Earnings from continuing operations                            $ 0.44            $ 0.41             $ 0.82           $ 0.82
      Discontinued operations,
          net of income taxes                                          0.03              0.06               0.05             0.13
                                                                     ------            ------             ------           ------

          Net earnings                                               $ 0.47            $ 0.47             $ 0.87           $ 0.95
                                                                     ======            ======             ======           ======

Per common share - Cash dividends                                    $ 0.25            $ 0.25             $ 0.50           $ 0.49
                                                                     ======            ======             ======           ======


Average primary shares outstanding
      (in thousands)                                                  67,633            67,961            67,574           68,159

Average fully diluted shares
      outstanding (in thousands)                                      75,586            76,030            75,546           76,242




                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       Three Months Ended                   Six Months Ended
                                                                             June 30                           June 30
(Dollars in millions)                                                    1996              1995          1996               1995
                                                                        --------          -------       --------           ------

Cash provided by (used for)
          operating activities
      Net earnings                                                       $ 37.0          $ 37.1           $ 68.8         $ 74.9
      Adjustments not affecting cash
          Depreciation and amortization                                    23.7            22.2             47.8           43.8
          Other, net                                                        0.8           (0.1)           (3.0)           (13.2)
      Changes in current assets and
          liabilities                                                     (16.5)         (22.4)          (33.4)           (16.0)
                                                                          ------        ------          ------           ------

          Net cash provided by operations                                  45.0            36.8             80.2            89.5
                                                                         ------          ------           ------          ------

Investing activities
      Additions to property,
          plant and equipment                                             (21.3)          (33.9)           (48.6)          (61.0)
      Business purchase                                                   (81.8)            -              (81.8)            -
      Other                                                                 4.0            (6.3)             7.3           (14.2)
                                                                         ------          ------           ------          -------

          Net cash used for
                investing activities                                      (99.1)          (40.2)          (123.1)          (75.2)
                                                                         -------         ------           ------          ------

Financing activities
      Cash dividends                                                      (19.7)          (19.6)           (39.4)          (38.8)
      Changes in short-term debt                                          (25.8)           22.6            (19.3)           34.8
      Changes in long-term debt                                            98.4             1.0             96.5             0.9
      Common stock reacquired                                               -              (4.5)             -             (23.3)
      Other                                                                 0.9             2.0              3.7             7.5
                                                                         ------          ------           ------          ------

          Net cash provided by
                (used for)financing activities                             53.8             1.5             41.5           (18.9)
                                                                         ------          ------           ------          ------

Effects of foreign exchange
      rate changes                                                          0.3            (0.8)            1.0              1.0
                                                                         ------           ------          ------           ------

          Increase (decrease) in cash
                and cash equivalents                                      $  -           $ (2.7)          $ (0.4)         $ (3.6)
                                                                          ======         ======           ======          ======


See accompanying Notes to Condensed Consolidated Financial Statements
 (Unaudited).

                                       NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                     (UNAUDITED)

                                                    June 30, 1996


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

It is the  opinion  of  management  that the  unaudited  condensed  consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month and six month periods ended June 30, 1996 and 1995. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, Price Waterhouse LLP. The Independent Accountants' Review Report is included on page 8.

NOTE B -- SHAREHOLDERS' EQUITY


Shareholders' equity may be further detailed as follows:


                                                                       June 30,              December 31,
(Dollars in millions,                                                   1996                     1995
                                                                      ------------            --------
 except per share figures)

Preferred stock par value $1.00 per share;
 authorized 2,000,000 shares; Series B
    ESOP Convertible
       Preferred Stock - 396,311 shares
       at June 30, 1996 and 399,400
       shares at December 31, 1995                                         $   0.4                 $   0.4
    Series A Junior Participating
       Preferred Stock - none issued                                           -                       -
    Capital in excess of par value
       of shares                                                             190.2                   191.7
    Unearned ESOP compensation                                              (159.6)                 (166.6)
                                                                           -------                 -------
                                                                              31.0                    25.5

Common stock -
    par value $.1875 per share;
    authorized 200,000,000 shares;
    issued 80,287,568 shares                                                  15.1                    15.1
    Capital in excess of par value
       of shares                                                              28.1                    27.8
Retained earnings                                                            945.6                   916.2
Minimum pension liability adjustment                                          (6.0)                   (6.0)
Foreign currency translation
    adjustments                                                              (48.1)                  (48.0)
Common stock reacquired - at cost
    12,882,103 shares at
    June 30, 1996 and 13,163,155
    shares at December 31, 1995                                             (344.9)                 (350.3)
                                                                           -------                 -------

Total shareholders' equity                                                 $ 620.8                 $ 580.3
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

Charges against the provision for formation and consolidation expenses totaled $25.0 million in 1994, $20.5 million in 1995, and $3.5 million in the first half of 1996. Over 300 employees had been terminated as of June 30, 1996. The following table sets forth the details of activity in the accrual for formation and consolidation expenses for the first half of 1996:

                                  Balance at                                                        Balance at
                                  December 31,            Cash                  Noncash             June 30,
(in millions)                      1995                   Payments              Charges              1996
- --------------------------------------------------------------------------------------------------------
Termination
    benefits                       $ 8.1                   $(1.6)                $ -                  $ 6.5

Asset
    write-downs                      7.1                    (0.1)                 (1.2)                 5.8

Legal and
    consulting                       1.5                    (0.5)                  -                    1.0

Environmental
    remediation                      6.0                    (0.1)                  -                    5.9
- -----------------------------------------------------------------------------------------------------------

Total                              $22.7                    $(2.3)                  $(1.2)             $19.2
                                 ===========================================================================

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

NOTE E -- ACQUISITION

On June 28, 1996, the Company completed the acquisition of Diversey Water Technologies, a supplier for the middle market water treatment business. The purchase price was approximately $82 million, and the Company anticipates that this acquisition will strengthen the Company's business in North America and Europe. The pro forma impact as if this acquisition had occurred at the beginning of 1996 is not material.

The $70.9 million increase in goodwill and other intangibles is mainly attributable to the acquisition of Diversey Water Technologies. The Company is in the process of evaluating the assets that were purchased and the liabilities that were assumed in this acquisition and accordingly will make any necessary adjustments to the recorded value of the acquired assets and liabilities.

REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of June 30, 1996, and for the three month and six month periods then ended. This interim financial information is the responsibility of the Company's management.

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


July 25, 1996
Chicago, Illinois

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Second Quarter 1996 Operations Compared to Second Quarter 1995

On June 28, 1996, the Company completed the acquisition of Diversey Water Technologies, a supplier for the middle market water treatment business. The purchase price was approximately $82 million. It is anticipated that this acquisition will strengthen the Company's business in North America and Europe. The pro forma impact as if this acquisition had occurred at the beginning of 1996 is not material.

On February 2, 1996, Nalco announced its plan to dispose of its superabsorbent chemicals business. The results of this business are now reported as discontinued operations. The Unaudited Condensed Consolidated Statements of Earnings presented in Part I, Item 1 of this Form 10-Q reflect the superabsorbent chemicals business as discontinued operations.

During the second quarter, the Company agreed in principle to sell its discontinued superabsorbent chemical business. The sale is expected to be completed this year and result in a small gain.

Sales from continuing operations increased by 5 percent over last year, with four of the five divisions reporting improved results. This increase would have been 7 percent, excluding 1995 sales of $3.7 million related to business now with the Nalco/Exxon joint venture. Most of this amount was included last year in the Company's Pacific Division sales. Sales by the Water and Waste Treatment Division rose 4 percent over last year, with increases reported by all four groups in the Division. The Process Chemicals Division reported an 11 percent increase over last year which reflects double-digit gains by the Mining and Mineral Processing Group and the Pulp and Paper Group. The Latin American Division reported a 17 percent sales increase, led by the Company's subsidiary in Argentina. Double-digit gains were also posted by operations in Chile, Colombia, Mexico, and Venezuela. The Pacific Division reported a sales increase of 7 percent. However, excluding amounts from 1995 sales for business now with the Nalco/Exxon joint venture, Pacific Division sales were up 17 percent. Double-digit gains were posted by operations in Australia, Hong Kong/China, Indonesia, and Korea. Sales by Nalco's former affiliate company in India, which became a majority-owned subsidiary in the fourth quarter of 1995, contributed to growth in the region. Sales reported by the Company's European Division were down 3 percent, with this year's stronger U.S.
dollar accounting for most of the decline.

The gross margin of 56.2% was slightly lower than last year's rate of 56.3%. Improved European margins offset slight declines in margins for the Company's North American, Latin American, and Pacific operations.

Operating expenses (selling, service, research, etc.) were up $8.1 million or 7 percent over the second quarter of last year primarily because of additions to the sales force during 1995.

Interest and other income decreased $2.3 million from a year ago. Exchange losses related to the devaluation of the Venezuelan bolivar, a decrease in interest income because of lower invested balances, and a reduction in equity in earnings of affiliates due to Nalco India becoming a consolidated subsidiary accounted for most of the decline. The change in interest expense reflects slightly lower interest rates in the U.S. from a year ago, and lower interest expense reported by operations in Brazil and Mexico.

Nalco's equity in earnings of Nalco/Exxon for the second quarter of 1996 was $6.6 million, an increase of $4.0 million over the second quarter of 1995 which reflected improved operating efficiencies and industry conditions.

The effective income tax rate for the second quarter 1996 was 36.3 percent, compared to the 36.2 percent effective tax rate that was reported for the second quarter 1995.

Earnings from continuing operations as a percent to sales was 10.8 percent for the second quarter 1996, a slight improvement compared to the 10.7 percent for the second quarter 1995. Second quarter 1996 fully diluted earnings per share from continuing operations was 44 cents compared to 41 cents for the second quarter 1995. Net earnings per share on a fully diluted basis for the second quarter 1996 was 47 cents, equal to the amount reported last year.

First Half 1996 Operations Compared to First Half 1995

Sales from continuing operations increased by 4 percent over last year with four of the five divisions reporting improvements. Excluding 1995 sales of $8.2 million related to business now with the Nalco/Exxon joint venture, the increase would have been 6 percent. Over 75 percent of the $8.2 million was included last year in the Company's Pacific Division sales. The Water and Waste Treatment Division reported a 2 percent gain, with modest improvements reported by all four groups in the Division. Sales by the Process Chemicals Division were up 11 percent over last year, with the Mining and Mineral Processing and Pulp and Paper Groups both reporting double-digit increases. The Latin American Division reported a 16 percent sales increase, with all operations except Brazil and Colombia posting double-digit gains. Sales by the Pacific Division were up 2 percent over reported sales for last year, which reflected business that was transferred as of the beginning of 1996 to the Nalco/Exxon joint venture. Excluding those amounts from 1995 sales, Pacific Division sales were up 13 percent, as solid double-digit improvements were posted by operations in Indonesia and Korea. Sales by Nalco's former affiliate company in India, which became a majority-owned subsidiary in the fourth quarter of 1995, also contributed to the improvement in the Pacific Division. Sales by the Europe Division were 2 percent lower than a year ago, reflecting the stronger U.S. dollar compared to last year and business now with the Nalco/Exxon joint venture.

The gross margin was 55.7 percent, down 0.5 percentage points from last year's rate of 56.2 percent. Higher manufacturing expenses and one-time start-up costs for a new production facility in North America and lower margins in the Latin American and Pacific Divisions accounted for the decrease from last year.

Operating expenses (selling, service, research, etc.) increased $15.9 million or 7 percent over the first half of last year, primarily to support growth in the Pacific, Latin America, and the paper market.

Interest and other income decreased $3.1 million from a year ago. Contributing to this decline were translation losses resulting from the devaluation of the Venezuelan bolivar during the second quarter of 1996, lower interest income reflecting a decrease in invested balances, and a reduction in equity in earnings of affiliates due to Nalco India becoming a consolidated subsidiary. Interest expense was down $1.4 million from the first half of last year, which was mainly attributable to the Company's Brazilian and Mexican subsidiaries and lower U.S. interest rates.

Nalco's equity in earnings of Nalco/Exxon for the first half of 1996 was $13.0 million, a $4.8 million increase over the $8.2 million reported last year.

The effective income tax rate was 36.3 percent for the first half 1996, compared to the effective tax rate of 36.2 percent for the same period last year.

Earning from continuing operations as a percent to sales was 10.4 percent for the first half of 1996, compared to 11.0 percent for the first half of 1995. Fully diluted earnings per share from continuing operations was 82 cents for the first half of 1996 and equaled last year's amount. Net earnings per share on a fully diluted basis for the first half of 1996 was 87 cents compared to last year's 95 cents per share.

Changes in Financial Condition

The June 30, 1996 Unaudited Condensed Consolidated Statement of Financial Condition reflects the acquisition of Diversey Water Technologies on June 28, 1996 for a purchase price of $82 million. The final valuation of assets that were acquired in this acquisition has not been determined and may differ slightly from the valuations that have been included in the June 30, 1996 Unaudited Condensed Consolidated Statement of Financial Condition.

Cash and cash equivalents decreased by $0.4 million during the first half of 1996 as detailed in the Unaudited Condensed Consolidated Statement of Cash Flows.

Days sales outstanding were 63 days at June 30, 1996 compared to 64 days at December 31, 1995. Working capital at June 30, 1996 totaled $116.2 million, up from the $14.2 million at last year end. The reclassification of the net assets of the discontinued superabsorbent chemical business to current assets and decreases in accounts payable and short-term debt accounted for over two-thirds of this change. The ratio of current assets to current liabilities was 1.4 to 1 at June 30, 1996 compared to a current ratio of 1 to 1 at December 31, 1995.

The $70.9 million increase in goodwill and other intangibles is mainly attributable to the acquisition of Diversey Water Technologies. The Company is in the process of evaluating the assets that were purchased and the liabilities that were assumed in this acquisition and accordingly will make any necessary adjustments to the recorded value of the acquired assets and liabilities.

The acquisition of Diversey Water Technologies was financed primarily by the issuance of commercial paper (30-day notes). At June 30, 1996, $90.0 million of the commercial paper outstanding has been classified as long-term debt because it currently is management's intent to refinance these obligations on a long-term basis.

Capital investments totaled $48.6 million for the first half 1996. Domestic projects accounted for nearly two-thirds of that amount, with major expenditures for PORTA-FEED(R) units and automobiles for the sales force.

                                                 PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are included herein:

                 (3)(ii) By-Laws

                 (11)    Statement Re: Computation of Earnings Per Share

                 (15)    Awareness Letter of Independent Accountants

                 (27)    Financial Data Schedule

          (b)    The Registrant has filed a report on Form 8-K dated June 24,
                 1996 relating  to  the  adoption  of  a  Shareholder   Rights
                 Plan,effective September 1, 1996, which replaces the ShareholderRights Plan that expires August 31, 1996 and amendments to the Company By-laws, as adopted June 20, 1996.

                                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               NALCO CHEMICAL COMPANY
                                  (Registrant)






Date:    August 13, 1996                      /s/  W. E. BUCHHOLZ
                                               -----------------------
                                              W. E. Buchholz - Vice President,
                                                   Chief Financial Officer





Date:    August 13, 1996                            /s/ S. J. GIOIMO
                                                  --------------------
                                              S. J. Gioimo - Secretary