Form 10-Q
period 1996-09-30
NALCO CHEMICAL CO
filed 1996-11-14
CIK 69598

FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION

                                               Washington D.C. 20549

(Mark One)


            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996


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

                             Telephone 630-305-1000







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X          No



The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996 was 67,356,196 shares common stock - par value $.1875 a share.





                                              NALCO CHEMICAL COMPANY


                                 INDEX                                  Page No.
Part I.          Financial Information:

            Item 1. Financial Statements

                    Condensed Consolidated Statements of
                    Financial Condition - September 30, 1996
                    (Unaudited) and December 31, 1995.......... ..............2

                    Condensed Consolidated Statements of
                    Earnings (Unaudited) - Three Months and
                    Nine Months Ended September 30, 1996 and 1995.............3

                    Condensed Consolidated Statements of
                    Cash Flows (Unaudited) - Three Months and
                    Nine Months Ended September 30, 1996 and 1995.............4

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited)....................................5

                    Report of Independent Accountants on
                    Review of Interim Financial Information...................9

      Item 2.       Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations............................................10
  Part II.          Other Information:

     Item 6.       Exhibits and Reports on Form 8-K..........................13

                   Exhibit (10)(a)-Performance Share Plan as Amended
                                   Effective February 16, 1996 and
                                   October 17, 1996..........................14

                 Exhibit (10)(b)-1990 Stock Option Plan as Amended
                                 April 23, 1992, February 12, 1993
                                 and October 17, 1996........................23

                 Exhibit (10)(c)-Employee Stock Compensation Plan as
                                 Amended Effective January 1, 1996
                                 and October 17, 1996........................27

                 Exhibit (10)(d- 1982 Stock Option Plan as Amended
                                 April 26, 1984, January 30, 1987,
                                 February 12, 1993 and October 17, 1996......34

                 Exhibit (11) - Statement Re:  Computation
                                of Earnings Per Share........................38

                 Exhibit (15) - Awareness Letter of Independent
                                Accountants..................................40

                 Exhibit (27) - Financial Data Schedule......................41

                 Signatures..................................................42








                          PART I. FINANCIAL INFORMATION

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                         September 30,            December 31,
                                                                          1996                     1995
(Dollars in millions)                                                    (Unaudited)              (Note)

ASSETS
Current assets
Cash and cash equivalents                                                 $   45.6                $   38.1
Accounts receivable, less allowances
     of $5.0 and $4.4, respectively                                          232.4                   220.3
Inventories
    Finished products                                                         62.9                    62.4
    Materials and work in process                                             29.6                    29.0
                                                                           -------                --------
                                                                              92.5                    91.4
Prepaid expenses, taxes and other
  current assets                                                              20.8                    20.2
Discontinued operations - net                                                 43.6                      -
                                                                           -------                -------

Total current assets                                                         434.9                   370.0

Investment in and advances
    to partnership                                                           127.2                   126.2
Discontinued operations - net                                                  -                      47.1
Goodwill and other intangibles,
    less accumulated amortization
    of $22.4 and $18.6, respectively                                         206.0                   131.0
Other assets                                                                 163.2                   175.8
Property, plant and equipment                                              1,152.3                 1,101.6
    Less allowances for depreciation                                        (631.7)                 (581.6)
                                                                          --------                --------
                                                                             520.6                   520.0
                                                                          --------                --------
                                                                          $1,451.9                $1,370.1
                                                                          ========                ========

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                                                           $   89.9                $   95.0
Accounts payable                                                             104.1                   126.9
Accrued formation and
    consolidation expenses                                                    15.9                    22.7
Other current liabilities                                                    130.5                   111.2
                                                                          --------                --------
Total current liabilities                                                    340.4                   355.8

Long-term debt                                                               253.0                   221.5
Deferred income taxes                                                         52.2                    53.3
Accrued postretirement benefits                                               99.1                    97.7
Other liabilities                                                             63.6                    61.5
Shareholders' equity                                                         643.6                   580.3
                                                                          --------                --------
                                                                          $1,451.9                $1,370.1
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

     See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).





                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                                                      Three Months Ended                    Nine Months Ended
(Amounts in millions,                                                      September 30                       September 30
except per share data)                                                1996               1995            1996             1995
                                                                     ------              ------          ------           -----


Net sales                                                             $343.3             $310.0           $963.8          $904.8
Operating costs and expenses
      Cost of products sold                                            147.0              135.9            421.6           396.5
      Operating expenses                                               132.6              119.7            383.5           354.7
                                                                      ------             ------           ------          ------
                                                                       279.6              255.6            805.1           751.2
                                                                      ------             ------           ------          ------

Operating earnings                                                      63.7               54.4            158.7           153.6
Other income (expense)
      Interest and other income                                          -                  2.0              0.2             5.3
      Interest expense(4.3)                                             (4.1)             (11.3)           (12.5)
      Equity in earnings of partnership                                  5.0                3.7             18.0            11.9
                                                                      ------             ------           ------          ------

Earnings from continuing operations
      before income taxes                                               64.4               56.0            165.6           158.3

Income taxes                                                            23.4               20.5             60.1            57.5
                                                                       ------            ------           ------          ------

Earnings from continuing operations                                     41.0               35.5            105.5           100.8

Discontinued operations, net of income taxes                             1.5                5.0              5.8            14.6
                                                                      ------             ------           ------          ------

Net earnings                                                          $ 42.5             $ 40.5           $111.3          $115.4
                                                                      ======             ======           ======          ======

Per common share - Primary
      Earnings from continuing operations                            $ 0.56            $ 0.48             $ 1.43          $ 1.35
      Discontinued operations,
          net of income taxes                                          0.03              0.08               0.09            0.22
                                                                     ------            ------             ------          ------

          Net earnings                                               $ 0.59            $ 0.56             $ 1.52          $ 1.57
                                                                     ======            ======             ======          ======

Per common share - Fully diluted
      Earnings from continuing operations                            $ 0.52            $ 0.45             $ 1.34          $ 1.26
      Discontinued operations,
          net of income taxes                                          0.02              0.07               0.08            0.20
                                                                     ------            ------             ------          ------

          Net earnings                                               $ 0.54            $ 0.52             $ 1.42          $ 1.46
                                                                     ======            ======             ======          ======

Per common share - Cash dividends                                    $ 0.25            $ 0.25             $ 0.75          $ 0.74
                                                                     ======            ======             ======          ======


Average primary shares outstanding
      (in thousands)                                                 67,664            67,827             67,601          68,052

Average fully diluted shares
      outstanding (in thousands)                                     75,710            75,851             75,693          76,107








                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            Three Months Ended               Nine Months Ended
                                                                               September 30                      September 30
(Dollars in millions)                                                    1996             1995             1996          1995
                                                                         --------        -------           --------       ------

Cash provided by (used for)
          operating activities
      Net earnings                                                       $ 42.5          $ 40.5           $111.3          $115.4
      Adjustments not affecting cash
          Depreciation and amortization                                    26.5            22.2             74.3            66.0
          Other, net                                                       (4.4)           (2.5)            (7.4)          (15.7)
      Changes in current assets and
          liabilities                                                      17.8            (8.9)           (15.6)          (24.9)
                                                                          ------          -----          ------           ------

          Net cash provided by operations                                  82.4            51.3            162.6           140.8
                                                                         ------          ------           ------          ------

Investing activities
      Additions to property,
          plant and equipment                                             (17.8)          (35.7)           (66.4)          (96.7)
      Business purchase                                                     -               -              (81.8)            -
      Other                                                                 8.9            14.5             16.2             0.3
                                                                         ------          ------           ------           -----

          Net cash used for
                investing activities                                       (8.9)          (21.2)          (132.0)          (96.4)
                                                                         ------          ------           ------          ------

Financing activities
      Cash dividends                                                      (19.6)          (19.7)          (59.0)           (58.5)
      Changes in short-term debt                                           10.4            (1.7)           (8.9)            33.1
      Changes in long-term debt                                           (52.2)            1.8            44.3              2.7
      Common stock reacquired                                              (6.4)          (12.7)           (6.4)           (36.0)
      Other                                                                 2.7             1.2             6.4              8.7
                                                                         ------          ------            -----           ------

          Net cash used for
           financing activities                                           (65.1)          (31.1)          (23.6)           (50.0)
                                                                         ------          ------            -----          ------

Effects of foreign exchange
      rate changes                                                         (0.5)           (0.7)            0.5              0.3
                                                                          ------          ------           ------          -----
     Increase (decrease) in cash
     and cash equivalents                                                $  7.9          $ (1.7)          $ 7.5          $  (5.3)
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

                               September 30, 1996


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

It is the  opinion  of  management  that the  unaudited  condensed  consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month and nine month periods ended September 30, 1996 and 1995. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, Price Waterhouse LLP. The Independent Accountants' Review Report is included on page 9.








NOTE B -- SHAREHOLDERS' EQUITY


Shareholders' equity may be further detailed as follows:

                                                                          September 30            December 31,
(Dollars in millions,                                                     1996                    1995
                                                                          ------------            --------
 except per share figures)

Preferred stock par value $1.00 per share; authorized
 2,000,000 shares; Series B
    ESOP Convertible
       Preferred Stock - 394,981 shares
       at September 30, 1996 and 399,400
       shares at December 31, 1995                                         $   0.4                 $   0.4
    Series A Junior Participating
       Preferred Stock - none issued at
       December 31, 1995                                                       -                       -
    Series C Junior Participating
       Preferred Stock - none issued at
       September 30, 1996                                                      -                       -
    Capital in excess of par value
       of shares                                                             189.6                   191.7
    Unearned ESOP compensation                                              (159.6)                 (166.6)
                                                                           -------                 -------
                                                                              30.4                    25.5

Common stock -
    par value $.1875 per share;
    authorized 200,000,000 shares;
    issued 80,287,568 shares                                                  15.1                    15.1
    Capital in excess of par value
       of shares                                                              28.4                    27.8
Retained earnings                                                            968.5                   916.2
Minimum pension liability adjustment                                          (6.0)                   (6.0)
Foreign currency translation
    adjustments                                                              (44.5)                  (48.0)
Common stock reacquired - at cost
    12,931,372 shares at
    September 30, 1996 and 13,163,155
    shares at December 31, 1995                                             (348.3)                 (350.3)
                                                                           -------                 -------

Total shareholders' equity                                                 $ 643.6                 $ 580.3
                                                                           =======                 =======


NOTE C - FORMATION AND CONSOLIDATION EXPENSES

The Company adopted a worldwide consolidation plan for manufacturing and support operations during 1994, primarily as a result of the formation of the Nalco/Exxon Energy Chemicals, L.P. joint venture partnership. The production volume reduction caused by redundancies associated with the joint venture formation required the Company to downsize, close, and consolidate operations. The Company's South Chicago plant was closed, and several European and Latin American manufacturing and support operations have been or will be closed or downsized. In addition, certain support functions are being regionalized on a pan European basis in order to more efficiently serve customers. Certain redundant assets that were not contributed to the joint venture have been written down to net realizable value, and assets associated with other programs have been or will be written off. Most of these activities are still in process, and should be completed within the next year.

As a result of these plans, the Company recorded a pretax provision of $68 million ($54 million after tax, or 70 cents per share on a fully diluted basis) in 1994. Included in this provision was the cost of termination benefits for the elimination of over 400 positions, primarily in the United States and Europe, including manufacturing and support personnel, totaling approximately $27 million in cash. Costs associated with facility closings and the disposition of assets that are no longer productive totaled approximately $24 million, including $21 million for non-cash asset write-offs and $3 million in cash payments associated with asset disposals. The balance of the pretax costs represented anticipated cash payments for post-closure plant environmental remediation, legal and consulting fees, and other exit costs. Cash expenditures charged against the provision to date have been funded through operating cash flows, and the Company anticipates that future cash expenditures will be similarly funded. A tax benefit of $14 million, net of tax costs associated with the contribution of assets to various joint venture entities, was included in the Company's 1994 income tax provision related to the formation and consolidation expenses.

Charges against the provision for formation and consolidation expenses totaled $25.0 million in 1994, $20.5 million in 1995, and $6.8 million in the first nine months of 1996. Over 300 employees have been terminated as of September 30, 1996. The following table sets forth the details of activity in the accrual for formation and consolidation expenses for the first nine months of 1996:

                                   Balance at                                                        Balance at
                                   December 31,           Cash                   Noncash             September 30,
(in millions)                      1995                   Payments               Charges             1996
--------------------------------------------------------------------------------------------------------
Termination
    benefits                       $ 8.1                   $(3.6)                $ -                  $ 4.5

Asset
    write-downs                      7.1                    (0.2)                 (2.1)                 4.8

Legal and
    consulting                       1.5                    (0.8)                  -                    0.7

Environmental
    remediation                      6.0                    (0.1)                  -                    5.9
-----------------------------------------------------------------------------------------------------------

Total                               $22.7                  $(4.7)                $(2.1)               $15.9
===========================================================================================================

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

NOTE E -- ACQUISITION

On June 28, 1996, the Company completed the acquisition of Diversey Water Technologies (DWT), a supplier for the middle market water treatment business. The purchase price was approximately $82 million, and the Company anticipates that this acquisition will strengthen the Company's business in North America and Europe. The pro forma impact as if this acquisition had occurred at the beginning of 1996 is not material.

The $75.0 million increase in goodwill and other intangibles is mainly attributable to the acquisition of DWT. The Company is in the process of evaluating the assets that were purchased and the liabilities that were assumed in this acquisition and accordingly will make any necessary adjustments to the recorded value of the acquired assets and liabilities.

NOTE F -- SUBSEQUENT EVENT

On October 28, 1996, the Company announced that it had completed the sale of its discontinued superabsorbent chemicals business to Stockhausen, GmbH & Co., KG. A final determination of the gain from the disposal of this business has not yet been completed, but the Company expects to realize a small gain.




REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of September 30, 1996, and for the three month and nine month periods then ended. This interim financial information is the responsibility of the Company's management.

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


October 24, 1996
Chicago, Illinois




Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Third Quarter 1996 Operations Compared to Third Quarter 1995

On February 2, 1996, Nalco announced its plan to dispose of its superabsorbent chemicals business. The results of this business are now reported as discontinued operations. The Unaudited Condensed Consolidated Statements of Earnings presented in Part I, Item 1 of this Form 10-Q reflect the superabsorbent chemicals business as discontinued operations.

During the second quarter, the Company agreed in principle to sell its discontinued superabsorbent chemical business. The sale was completed in late October 1996 and is expected to result in a small gain.

Sales from continuing operations increased by 11 percent over last year with improvements reported by all five divisions. The Water and Waste Treatment Division reported a sales increase of 17 percent which included additional sales by the recently acquired Diversey Water Technologies (DWT). The Process Chemicals Division reported a 10 percent sales increase with the Pulp and Paper Chemicals Group reporting a strong double-digit percent gain for the period. The Latin America Division posted a 17 percent sales increase for the period, as operations in Argentina, the Caribbean, Mexico, and Venezuela reported solid double-digit improvements over last year. The Pacific Division reported a 6 percent increase over last year. However, excluding amounts from 1995 sales for business now with the Nalco/Exxon joint venture, Pacific Division sales were up 17 percent. Double-digit gains were posted by operations in Indonesia, Japan, Korea, and Thailand. Sales by the Company's former affiliate in India, which became a majority owned subsidiary in the fourth quarter of 1995, also contributed to growth in the region. The Europe Division reported a modest 3 percent gain for the quarter. Double-digit gains by the Division's Pulp and Paper Group and Nalfleet Group, along with sales by the European operations of the newly acquired DWT, were partly offset by the impact of the stronger U.S. dollar compared to last year and business now with the Nalco/Exxon joint venture.

The gross margin of 57.2 percent for the third quarter of 1996 was up over last year's rate of 56.2 percent, with about half the improvement attributable to higher margins for DWT. Improved margins in North America, Europe, and the Pacific offset a slight decline in Latin America margins.

Operating expenses (selling, service, research, etc.) were up $12.9 million or 11 percent over the third quarter of last year. Expenses of DWT and other operations acquired since the third quarter 1995 account for most of the increase.

Interest and other income decreased by $2.0 million from a year ago, primarily due to a gain on sale of assets which was recognized last year. The slight increase in interest expense over the third quarter of last year includes financing costs associated with the acquisition of DWT.

Nalco's equity in Nalco/Exxon for the third quarter of 1996 was $5.0 million, an increase of $1.3 million over the third quarter of 1995, which reflected improved operating efficiencies and industry conditions.

The effective income tax rate for the third quarter 1996 was 36.3 percent, compared to the 36.6 percent rate that was reported for the third quarter 1995.

Earnings from continuing operations as a percent to sales was 11.9 percent for the third quarter 1996, a slight improvement compared to the 11.5 percent for the third quarter 1995. Third quarter 1996 fully diluted earnings per share from continuing operations was 52 cents compared to 45 cents for the third quarter 1995. Net earnings per share on a fully diluted basis for the third quarter 1996 was 54 cents compared to 52 cents for the third quarter 1995.






First Nine Months 1996 Operations Compared to First Nine Months 1995

Sales from continuing operations increased by 7 percent over last year with four of the five divisions reporting improvements. The Water and Waste Treatment Division reported a 7 percent gain, with slightly more than half the increase attributable to sales by the recently acquired DWT. Modest improvements were also reported by all four groups in the Division. The Process Chemicals Division reported a 10 percent increase over last year, with the Pulp and Paper Group posting a double-digit gain. The Latin American Division reported a 16 percent sales increase, with most operations posting double-digit gains. Sales by the Pacific Division were up 3 percent over reported sales for last year, which reflected business that was transferred as of the beginning of 1996 to the Nalco/Exxon joint venture. Excluding those amounts from 1995 sales, Pacific Division sales were up 14 percent, as solid double-digit improvements were posted by operations in Indonesia and Korea. Sales by Nalco's former affiliate company in India, which became a majority owned subsidiary in the fourth quarter of 1995, also contributed to the improvement in the Pacific Division. Sales by the Europe Division were comparable to a year ago. Sales decreases due to the stronger U.S. dollar compared to last year and business now with the Nalco/Exxon joint venture were offset by sales by the European operations of DWT.

The gross margin for the first nine months of 1996 improved slightly to 56.3 percent compared to last year's rate of 56.2 percent. Improved margins in the Europe and Pacific Divisions were partly offset by slightly lower margins in North America and Latin America.

Operating expenses (selling, service, research, etc.) were up $28.8 million or 8 percent over last year. Expenses of DWT and other operations acquired since a year ago accounted for more than one-third of the increase. Most of the remainder was to support growth in the Pacific, Latin America, and the paper market.

Interest and other income decreased $5.1 million from a year ago. Contributing to this decline were translation losses resulting from the devaluation of the Venezuelan bolivar during the second quarter of 1996, lower interest income reflecting a decrease in invested balances, and a gain on the sale of assets recognized last year. Interest expense was down $1.2 million from the first nine months of last year, which was mainly attributable to lower interest rates. Increased borrowing levels during the third quarter 1996 to finance the acquisition of DWT partly offset the impact of those factors.

Nalco's equity in earnings of Nalco/Exxon for the first nine months of 1996 was $18.0 million, a $6.1 million increase over the $11.9 million reported last year.

The effective income tax rate was 36.3 percent for the first nine months of 1996, equivalent to the rate for the first nine months of 1995.

Earnings from continuing operations as a percent to sales was 10.9 percent for the first nine months of 1996, down slightly from the 11.1 percent for the first nine months of 1995. Fully diluted earnings per share from continuing operations was $1.34 for the first nine months of 1996 compared to $1.26 a year ago. Net earnings per share on a fully diluted basis for the first nine months of 1996 was $1.42 compared to $1.46 a year ago.






Changes in Financial Condition

The September 30, 1996 Unaudited Condensed Consolidated Statement of Financial Condition reflects the acquisition of Diversey Water Technologies on June 28, 1996 for a purchase price of $82 million. The final valuation of assets that were acquired in this acquisition has not been determined and may differ slightly from the valuations that have been included in the September 30, 1996 Unaudited Condensed Consolidated Statement of Financial Condition.

Cash and cash equivalents increased by $7.5 million during the first nine months of 1996 as detailed in the Unaudited Condensed Consolidated Statement of Cash Flows.

Days sales outstanding were 63 days at September 30, 1996 compared to 64 days at December 31, 1995. Working capital at September 30, 1996 totaled $94.5 million, up from the $14.2 million at last year end. The reclassification of the net assets of the discontinued superabsorbent chemical business to current assets and a decrease in accounts payable accounted for most of this change. The ratio of current assets to current liabilities was 1.3 to 1 at September 30, 1996 compared to a current ratio of 1 to 1 at December 31, 1995.

The $75.0 million increase in goodwill and other intangibles is mainly attributable to the acquisition of DWT.

The acquisition of DWT was financed primarily by the issuance of commercial paper (30-day notes). At September 30, 1996, $50.0 million of the commercial paper outstanding has been classified as long-term debt because it currently is management's intent to refinance these obligations on a long-term basis.

Capital investments totaled $66.4 million for the first nine months of 1996. Domestic projects accounted for nearly 60 percent of that amount, with major expenditures for PORTA-FEED(R) units and automobiles for the sales force.






                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are included herein:

                 (10)(a) Performance Share Plan as Amended Effective
                                February 16, 1996 and October 17, 1996
                 (10)(b) 1990  Stock  Option  Plan as  Amended  April 23,
                                1992, February 12, 1993 and October 17, 1996
                 (10)(c) Employee Stock Compensation Plan as Amended
                                Effective January 1, 1996 and October 17, 1996
                 (10)(d) 1982  Stock  Option  Plan as  Amended  April 26,
                                1984,  January 30,  1987,  February 12, 1993 and
                                October 17, 1996

                 (11)    Statement Re: Computation of Earnings Per Share

                 (15)    Awareness Letter of Independent Accountants

                 (27)    Financial Data Schedule

          (b) The Registrant did not file any reports on Form 8-K during the three months ended September 30, 1996.



                                                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             NALCO CHEMICAL COMPANY
                                  (Registrant)






Date:    November 14, 1996                   /s/W. E. BUCHHOLZ
                                           ----------------------
                                   W.E. Buchholz - Vice President,
                                          Chief Financial Officer






Date:    November 14, 1996                    /s/ S. J. GIOIMO
                                             --------------------
                                         S. J. Gioimo - Secretary