Form 10-K
period 1996-12-31
NALCO CHEMICAL CO
filed 1997-03-27
CIK 69598

                                                                           1996
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1996
                                      OR
  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from           to
                         COMMISSION FILE NUMBER 1-4957

                            NALCO CHEMICAL COMPANY
                     INCORPORATED IN THE STATE OF DELAWARE
                 I.R.S. EMPLOYER IDENTIFICATION NO. 36-1520480
               ONE NALCO CENTER, NAPERVILLE, ILLINOIS 60563-1198
                            TELEPHONE 630-305-1000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                           NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                        REGISTERED


  COMMON STOCK PAR VALUE $0.1875 PER    CHICAGO STOCK EXCHANGE NEW YORK STOCK
                 SHARE                                EXCHANGE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X   No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,429,327,728 at February 20, 1997.*

  The number of shares outstanding of each of the issuer's classes of Common Stock, as of February 20, 1997 was 66,924,647 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Parts I and II.

  Portions of the Registrant's Proxy Statement dated March 18, 1997 for the April 17, 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.
--------------
   * Excludes reported beneficial ownership by all directors and executive officers of the Registrant; however, this determination does not constitute an admission of affiliate status for any of these stockholders.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
 Item 1  Business........................................................     1
         Executive Officers of the Registrant............................     3
 Item 2  Properties......................................................     4
 Item 3  Legal Proceedings...............................................     5
 Item 4  Submission of Matters to a Vote of Security Holders.............     5

                                    PART II

         Market for the Registrant's Common Stock and Related Security
 Item 5  Holder Matters..................................................     5
 Item 6  Selected Financial Data.........................................     5
         Management's Discussion and Analysis of Financial Condition and
 Item 7  Results of Operations...........................................     5
 Item 8  Financial Statements and Supplementary Data.....................     6
         Changes in and Disagreements with Accountants on Accounting and
 Item 9  Financial Disclosure............................................     6

                                    PART III

 Item 10 Directors and Executive Officers of the Registrant..............     6
 Item 11 Executive Compensation..........................................     6
 Item 12 Security Ownership of Certain Beneficial Owners and Management..     6
 Item 13 Certain Relationships and Related Transactions..................     6

                                    PART IV

 Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.     6

                                     PART I

ITEM 1. BUSINESS.

  Nalco Chemical Company was incorporated in 1928 in Delaware and has its principal executive offices at One Nalco Center, Naperville, Illinois 60563. Its telephone number is 630-305-1000. As used in this report, "Company" and "Nalco" refer to Nalco Chemical Company and its consolidated subsidiaries.

  Nalco is engaged in the manufacture and sale of highly specialized Service Chemicals. Specified financial information by geographic area is shown in Note 2 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

  Nalco is in the business of providing services, chemicals, technology, equipment, and systems (monitoring and surveillance) used in water treatment, pollution control, energy conservation, steelmaking, papermaking, mining and mineral processing, electricity generation, other industrial processes, and commercial building utility systems. Service Chemicals are developed, formulated, and manufactured to meet specific customer needs. They are part of value added programs designed to help customers maintain a high level of operating performance and efficiency in their facilities, improve the quality of customers' end products, or help customers meet environmental discharge limits in a cost-effective way. Nalco products are used for purposes such as: control of scale, corrosion, foam and fouling in cooling systems, boilers, and other equipment; clarification of water; separation of liquids and solids; improving combustion; control of dust; lubrication and corrosion protection in rolling, drawing and forming of metals; improving production of pulp and qualities of paper; recovery of minerals; and specialized process applications in a variety of industries. The quality and on-site availability of technical expertise provided through highly qualified Nalco personnel are very important considerations to customers. The effective use of the Company's products requires a substantial amount of problem solving, monitoring, and technical assistance on the part of Nalco employees.

  Service Chemicals are usually marketed through Nalco's own organization because of the high degree of technical service required. The worldwide field sales force is trained in the application and use of Nalco Service Chemicals, and is supported by a marketing and research staff of specialists in the technology and use of various Nalco Service Chemicals.

  Competitive conditions vary for Nalco depending on the industries served and the products involved. Management believes the Company is one of the most important worldwide suppliers of water treatment products and Service Chemical programs, based on estimated sales of comparable products for industrial customers on the process side (e.g., the manufacturing process, which a plant uses to produce its end product) and the water treatment side (e.g., boilers for power generation or cooling systems for process temperature control). The Company sells its products and Service Chemical programs in more than 120 countries, and is the largest or second largest supplier of those products in most of the countries it does business. All aspects of this business are considered to be very competitive, and companies providing similar products or programs range in size from very large multinational companies to small local manufacturers. The number of competitors varies by product application and ranges from a few large companies to hundreds of small local companies. The Company's principal method of competition is based on quality service, product performance and technology through safe, practical applied science.

  In October 1996, the Company completed the sale of its discontinued superabsorbent chemicals business. The gain on the sale was $3 million, net of income taxes of $1 million. This business generated revenue of approximately $63 million up to the date of the sale.

  In June 1996, the Company completed the acquisition of Diversey Water Technologies, a middle market water treatment business with operations in North America and Europe and annual revenues of approximately $60 million. In December 1996, the Company purchased the water treatment services chemicals business of Albright & Wilson, which serves customers such as steel and electric utility companies throughout the United Kingdom. Annual revenues are approximately $5 million.

  In January 1997, the Company completed the acquisition of International Water Consultants Beheer B.V. (IWC) and the assets of Nutmeg Technologies, Inc. (Nutmeg). IWC, which serves the water treatment needs of customers in the Netherlands, Belgium, Germany and the Commonwealth of Independent States, reported 1996 revenues of approximately $20 million. Nutmeg, a water treatment company which serves markets mainly in the Northeast United States, had 1996 sales of approximately $9 million.

  There were no other significant changes in the markets served or in the methods of distribution since the beginning of 1996.

  Although no single Service Chemicals product represents a material portion of the business, historically, new product and new market developments have been designed to increase market penetration and to maintain sales and earnings growth.

OTHER MATTERS

  Primarily as a result of the formation of the Nalco/Exxon joint venture, the Company adopted a worldwide consolidation plan in 1994 for manufacturing and support operations. The production volume reduction caused by redundancies associated with the joint venture formation required the Company to down size, close, and consolidate operations. In addition, certain support functions have been or are being regionalized on a pan-European basis in order to more efficiently serve customers. The majority of these activities have been completed, and all should be completed by the end of 1997.

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

  Nalco owns or is licensed under a large number of patents relating to a number of products and processes. Nalco's rights under such patents and licenses are of significant importance in the operation of the business, but no single patent or license is believed to be material with respect to its business. Over 800 patents existed at the end of 1996 with remaining durations ranging from less than one year to 20 years with an average duration of about 10 years.

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

  Nalco's laboratories are involved in research and development of chemical products and in providing technical support, including chemical analyses of water and process samples. Research and development expenses of continuing operations amounted to $41.9 million in 1996, compared to $39.8 million in 1995, and $45.7 million in 1994.

  There were approximately 6,500 persons employed full time by Nalco at the end of 1996.

  Compliance with Federal, State, and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings, or competitive position of Nalco. There are no material capital expenditures for environmental control facilities anticipated during 1997. Compliance with increasingly stringent regulations should not have a material effect upon earnings but may strengthen the competitive position of Nalco because of available capital and technical resources.

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

  E. J. Mooney has been Chairman of the Board and Chief Executive Officer of the Company since 1994 and President since 1990. He had been Chief Operating Officer since 1992 and an Executive Vice President since 1988.

  M. B. Harp has been Executive Vice President, Operations since 1995. He had been Executive Vice President, International Operations since 1993 and a Group Vice President since 1988.

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

  J. D. Tinsley has been Group Vice President and President, Water and Waste Treatment Division since 1993. During 1992 he was a Group Vice President and President, Process Chemicals Division; and from 1986 to 1992 he was Vice President, Corporate Development.

  G. M. Brannon was elected Group Vice President, President, Nalco Pacific effective February 1997. He had been Vice President, President, Nalco Pacific since 1994; and from 1990 to 1994 he was General Manager of the Utility Chemicals Group.

  G. Pinzon was elected Group Vice President, President, Nalco Latin America effective February 1997. He had been Vice President, President, Nalco Latin America since 1994. He was Division Vice President, Latin America from 1989 to 1994, and Company Manager of Nalco de Venezuela, C.A. from 1992 to 1994.

  W. E. Buchholz was elected Senior Vice President and Chief Financial Officer effective February 1997. He had been Vice President and Chief Financial Officer since 1993. He was formerly Vice President--Finance and Chief Financial Officer for Cincinnati Milacron, Inc. (a manufacturer of industrial equipment, supplies and services for the metal cutting and plastic processing industries) since 1987.

  The corporate officers of the Registrant are usually elected at the annual meeting of directors and hold office for a term of one year.

  There is no family relationship between any of the executive officers. No arrangement or understanding exists between the executive officers and any other person pursuant to which such officers were selected as officers of the Registrant.

  For further information on the executive officers of the Registrant, please refer to page 42 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2. PROPERTIES.

  Nalco has facilities used to produce and store inventories and service customer needs at 9 domestic and 26 foreign locations. Primary domestic manufacturing plants are located in:

                                                         LAND AREA BUILDING AREA
                                                          (ACRES)    (SQ. FT.)
                                                         --------- -------------
      Carson, California................................     21        84,000
      Jonesboro, Georgia................................     12        35,000
      Chicago, Illinois.................................     39       750,000
      Garyville, Louisiana..............................    246       170,000
      Paulsboro, New Jersey.............................     14        33,000
      Chagrin Falls, Ohio...............................     14        28,000

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

  The primary domestic research facility is located in Naperville, Illinois. The Naperville Technical Center is adjacent to the Corporate Center and houses process simulation areas in buildings which total 235,000 square feet.

  Primary foreign manufacturing plants are located in:

                                                         LAND AREA BUILDING AREA
                                                          (ACRES)    (SQ. FT.)
                                                         --------- -------------
      Botany, Australia.................................     10       102,000
      Suzano, Brazil....................................     14        81,000
      Burlington, Canada................................     14       138,000
      Cheshire, England.................................     15       226,000
      Biebesheim, Germany...............................     28       103,000
      Cisterna di Latina, Italy.........................     25        88,000
      Celra, Spain......................................     25       109,000
      Anaco, Venezuela..................................     43        76,000

  Other foreign facilities are located in: Perth, Australia; Vienna, Austria; Buenos Aires, Argentina; Santiago, Chile; Suzhou, The People's Republic of China; Soledad, Colombia; Lerma, Mexico; West Bengal, India; Bogor, Indonesia; Kashima, Japan; Tilburg, the Netherlands; Auckland, New Zealand; Calamba, Laguna, Philippines; Dammam, Saudi Arabia; Jurong Town, Singapore; Hsin Chu Hsien, Taiwan; and Maracaibo, Venezuela.

  The Company also has a 72,000 square-foot business and technical center on a 12-acre site in Oegstgeest, the Netherlands. This facility serves customers throughout Europe.

  In addition to the property mentioned above, Nalco occupies general and sales offices and warehouses which are rented under short-term leases. Except for land leased in the Philippines, Saudi Arabia, Chile, The People's Republic of China, and Argentina, all other real property (including all production facilities) is owned by Nalco.

  While the plants are of varying ages, the Company believes that they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used.

  In 1996, the Company opened a new manufacturing plant, laboratory and offices on a four-acre site in Suzhou, The People's Republic of China. This 30,000 square-foot facility is located near Shanghai.

  Consolidation of operations continued in 1996 with the closing of the Edmonton, Canada plant. Also in 1996, the Company sold its superabsorbent polymer production plant located in Garyville, Louisiana, and its plant in Jordbro, Sweden.

  A new manufacturing plant, under construction near Buenos Aires, Argentina, is scheduled to open in 1997.

  Capital expenditures for 1997 should approximate $100.0 million compared to the $92.5 million spent in 1996, if planned sales and earnings for 1997 are reached.

ITEM 3. LEGAL PROCEEDINGS.

  For information on this item, please refer to Note 19 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  The Registrant's Common Stock is listed on the New York and Chicago Stock Exchanges. The number of holders of record of Common Stock, par value $0.1875 per share, at December 31, 1996 was 5,349. Dividends and Common Stock market prices included in the Quarterly Summary in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected Financial Data including net sales, earnings from continuing operations, earnings from continuing operations per common share, total assets, long-term debt, and cash dividends paid are reported in the Eleven Year Summary in the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Financial Condition and Results of Operations

  Management's discussion and analysis of financial condition and results of operations which is included in the section titled "Management's Discussion and Analysis--1996 vs. 1995," "Management's Discussion and Analysis--1995 vs. 1994," and "Management's Discussion and Analysis--Financial Condition" in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

 Liquidity and Capital Resources

  Management's discussion of liquidity and capital resources which is included in the section titled "Management's Discussion and Analysis--Cash Flows" in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Report of Independent Accountants, the Consolidated Financial Statements, and the Notes to Consolidated Financial Statements of the Registrant and its subsidiaries, included in the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

  The Quarterly Summary in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Item 10 information is set forth in Part I, Item 1, under Executive Officers of the Registrant and also in the Company's Proxy Statement dated March 18, 1997, under Election of Directors through Election of Directors--Meeting of the Board and Committees of the Board, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information contained under Election of Directors--Directors' Remuneration and Retirement Policies through Election of Directors--Change in Control in the Company's Proxy Statement dated March 18, 1997, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information contained under Shares Outstanding and Voting Rights in the Company's Proxy Statement dated March 18, 1997, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries included in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference in Item 8:

   Statements of Consolidated Financial Condition
    December 31, 1996 and 1995
   Statements of Consolidated Earnings
    Years ended December 31, 1996, 1995 and 1994
   Statements of Consolidated Cash Flows
    Years ended December 31, 1996, 1995 and 1994
   Statement of Consolidated Common Shareholders' Equity
    Years ended December 31, 1996, 1995 and 1994
   Notes to Consolidated Financial Statements
   Quarterly Summary (Unaudited)
    Years ended December 31, 1996 and 1995
   Report of Independent Accountants

  (2) The following consolidated financial statement schedule for the years 1996, 1995 and 1994 is submitted herewith:

  Report of Independent Accountants on Financial Statement Schedule

  Schedule II--Valuation and Qualifying Accounts

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (3) Exhibits

   Exhibit  3A --Restated Certificate of Incorporation/2/
   Exhibit  3B --Certificates of Correction and Amendment to the Restated
                Certificate of Incorporation/6/
   Exhibit  3C --Certificate of Designations, Preferences and Rights of Series
                B ESOP Convertible Preferred Stock/4/
   Exhibit  3D --Certificate of Designations, Preference and Rights of Series C
                Junior Participating Preferred Stock/1//2/
   Exhibit  3E --By-laws/9/
   Exhibit 10A --Form of Key Executive Agreement/1/
           10B --Agreements to Restore Benefits Reduced by Excess ERISA-Related
                Limits/1/
           10C --Form of Death Benefit Agreement/2/
           10D --Management Incentive Plan/8/
           10E --Restricted Stock Plan/6/
           10F --1982 Stock Option Plan as amended April 26, 1984, January 30,
                1987, February 12, 1993, and October 17, 1996/1//0/
           10G --Deferred Compensation Plan for Directors/3/
           10H --Supplemental Retirement Income Plan/5/
           10I --1990 Stock Option Plan as amended April 23, 1992, February 12,
                1993, and October 17, 1996/1//0/
           10J --Stock Option Plan for Non-Employee Directors/7/
           10K --Directors Benefit Protection Trust of Nalco Chemical
                Company/5/
           10L --Management Benefit Protection Trust of Nalco Chemical
                Company/5/
           10M --Restricted Stock Trust of Nalco Chemical Company/5/
           10N --Performance Share Plan as amended effective February 16, 1996 and October 17, 1996/1//0/
           10O --Employee Stock Compensation Plan as amended effective January
                1, 1996 and October 17, 1996/1//0/
           10P --Non-Employee Directors Stock Compensation Plan/8/
   Exhibit 11  --Computation of Earnings Per Share
   Exhibit 13  --Those portions of the 1996 Annual Report to Shareholders expressly incorporated herein by reference
   Exhibit 21  --Subsidiaries of the Registrant
   Exhibit 23  --Consent of Independent Accountants
   Exhibit 27  --Financial Data Schedule
   Exhibit 99A --Notice of Annual Meeting and Proxy Statement/1//3/
   Exhibit 99B --September 16, 1996 Letter to Shareholders with Summaries of the Preferred Share Purchase Rights Agreement/1//1/
   Exhibit 99C --Form 11-K Annual Report

  Exhibit Nos. 10A-10P constitute management contracts, compensation plans, or arrangements covering directors and officers of the Company.

(b) Reports on Form 8-K filed in the fourth quarter of 1996 are: None
--------
 /1Incorporated/herein by reference from the Registrant's Form 10-K for the year ended 1986.
 /2Incorporated/herein by reference from the Registrant's Form 10-K for the year ended 1987.
 /3Incorporated/herein by reference from the Registrant's Form 8-K dated July
   24, 1986.
 /4Incorporated/herein by reference from the Registrant's Form 8-K dated May
   15, 1989.
 /5Incorporated/herein by reference from the Registrant's Form 10-K for the year ended 1990.
 /6Incorporated/herein by reference from the Registrant's Form 10-K for the year ended 1991.
 /7Incorporated/herein by reference from the Registrant's Form 10-K for the year ended 1992.
 /8Incorporated/herein by reference from the Registrant's Notice of Annual
   Meeting and Proxy Statement dated March 18, 1996.
 /9Incorporated/herein by reference from the Registrant's Form 10-Q for the quarter ended June 30, 1996.
/1/Incorporated/herein0by/reference from the Registrant's Form 10-Q for the quarter ended September 30, 1996.
/1/Incorporated/herein1by/reference from the Registrant's Form 8-K dated June
   24, 1996.
/1/Incorporated/herein2by/reference from the Registrant's Form 8-A dated June
   24, 1996.
/1/Incorporated/herein3by/reference from the Registrant's Notice of Annual
   Meeting and Proxy Statement dated March 18, 1997.

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

                                          NALCO CHEMICAL COMPANY

                                                       E. J. Mooney
                                          By___________________________________
                                                       E. J. Mooney
                                             Chairman, Chief Executive Officer
                                                       and President

                                          Date: March 27, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 27, 1997 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                   NAME                                        TITLE
                   ----                                        -----


              W. E. Buchholz                Senior Vice President and Chief Financial
___________________________________________   Officer
              W. E. Buchholz

               R. L. Ratliff                Controller
___________________________________________
               R. L. Ratliff

             J. L. Ballesteros              Director
___________________________________________
             J. L. Ballesteros

              H. G. Bernthal                Director
___________________________________________
              H. G. Bernthal

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

                W. A. Pogue                 Director
___________________________________________
                W. A. Pogue

                J. J. Shea                  Director
___________________________________________
                J. J. Shea

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Nalco Chemical Company

  Our audits of the consolidated financial statements referred to in our report dated February 3, 1997 appearing on page 17 of the 1996 Annual Report to Shareholders of Nalco Chemical Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

Chicago, Illinois
February 3, 1997

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                                --------------

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         COL. A             COL. B          COL. C               COL. D       COL. E
         ------           ---------- ----------------------   ------------  ----------
                                           ADDITIONS
                                     ----------------------
                                                    (2)
                                        (1)      CHARGED TO
                          BALANCE AT CHARGED TO    OTHER                    BALANCE AT
                          BEGINNING  COSTS AND   ACCOUNTS--   DEDUCTIONS--    END OF
      DESCRIPTION         OF PERIOD   EXPENSES    DESCRIBE      DESCRIBE      PERIOD
      -----------         ---------- ----------  ----------   ------------  ----------
Reserves deducted in the
 Statements of
 Consolidated Financial
 Condition from the
 assets to which they
 apply
  Allowance for doubtful
   accounts
    Year Ended:
    December 31, 1996...  $4,439,000 $  388,000   $738,000(A)   $629,000(B) $4,936,000
                          ========== ==========   ========      ========    ==========
    December 31, 1995...  $5,605,000 $ (648,000)  $    --       $518,000(B) $4,439,000
                          ========== ==========   ========      ========    ==========
    December 31, 1994...  $4,470,000 $1,845,000   $    --       $710,000(B) $5,605,000
                          ========== ==========   ========      ========    ==========

--------
Note A--Valuation of assets acquired.
Note B--Excess of accounts written off over recoveries.

                                                                    EXHIBIT (11)

                STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                                                    YEAR ENDED DECEMBER 31
                                                   ---------------------------
                                                     1996      1995     1994
                                                   --------  --------  -------
                                                    (AMOUNTS IN THOUSANDS,
                                                    EXCEPT PER SHARE DATA)
PRIMARY
  Average shares outstanding during the year......   67,280    67,495   68,460
  Net effect of dilutive stock options and shares
   contingently issuable-based on the treasury
   stock method using average market price........      319       410      569
                                                   --------  --------  -------
    TOTALS........................................   67,599    67,905   69,029
                                                   ========  ========  =======
  Earnings from continuing operations............. $145,936  $135,664  $73,248
  Earnings from discontinued operations, net of
   taxes..........................................    8,546    18,034   23,863
                                                   --------  --------  -------
  Net earnings....................................  154,482   153,698   97,111
  Preferred stock dividends, net of taxes.........  (11,363)  (11,208) (11,026)
                                                   --------  --------  -------
  Net earnings to common shareholders............. $143,119  $142,490  $86,085
                                                   ========  ========  =======
  Per share amounts:
  Earnings from continuing operations............. $   1.99  $   1.83  $   .90
  Earnings from discontinued operations, net of
   taxes..........................................      .13       .27      .35
                                                   --------  --------  -------
  Net earnings to common shareholders............. $   2.12  $   2.10  $  1.25
                                                   ========  ========  =======

                                                                    EXHIBIT (11)

                STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                                                    YEAR ENDED DECEMBER 31
                                                   ---------------------------
                                                     1996      1995     1994
                                                   --------  --------  -------
                                                    (AMOUNTS IN THOUSANDS,
                                                    EXCEPT PER SHARE DATA)
FULLY DILUTED
  Average shares outstanding......................   67,280    67,495   68,460
  Average dilutive effect of assumed conversion of
   ESOP Convertible Preferred Shares..............    7,930     8,037    8,125
  Additional shares assuming exercise of dilutive
   stock options and shares contingently issuable-
   based on the treasury stock method using the
   year-end market price, if higher than average
   market price...................................      406       415      575
                                                   --------  --------  -------
    TOTALS........................................   75,616    75,947   77,160
                                                   ========  ========  =======
  Earnings from continuing operations............. $145,936  $135,664  $73,248
  Earnings from discontinued operations, net of
   taxes..........................................    8,546    18,034   23,863
                                                   --------  --------  -------
  Net earnings....................................  154,482   153,698   97,111
  Additional ESOP contribution resulting from
   assumed conversion, net of taxes...............   (4,515)   (4,643)  (4,911)
  Tax adjustment on assumed common dividends......     (920)     (793)    (684)
                                                   --------  --------  -------
  Net earnings to common shareholders............. $149,047  $148,262  $91,516
                                                   ========  ========  =======
  Per share amounts:
  Earnings from continuing operations............. $   1.86  $   1.71  $   .88
  Earnings from discontinued operations, net of
   taxes..........................................      .11       .24      .31
                                                   --------  --------  -------
  Net earnings to common shareholders............. $   1.97  $   1.95  $  1.19
                                                   ========  ========  =======

                                                                    EXHIBIT (21)

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                                --------------

                         SUBSIDIARIES OF THE REGISTRANT

  Subsidiaries of the registrant, all of which are wholly-owned unless otherwise indicated, are as follows:

                                                               STATE OR OTHER
                                                               JURISDICTION OF
                                                              INCORPORATION OR
                          COMPANY                               ORGANIZATION
                          -------                            -------------------
Domestic:
  ADX....................................................... Michigan
  Aluminate Sales Corporation............................... Illinois
  Chicago Chemical Company.................................. Illinois
  Board Chemistry, Inc...................................... Illinois
  Diversey Water Technologies, Inc.......................... Delaware
  Nalco Delaware............................................ Delaware
  Nalco Foreign Sales Corporation........................... U.S. Virgin Islands
  Nalco FT, Inc............................................. Delaware
  Nalco Japan Company, Ltd.................................. Delaware
  Nalco Leasing Corporation................................. Delaware
  Nalco Neighborhood Development Corporation................ Delaware
  Nalco Resources Investment Company........................ Texas
  Nalco TWO, Inc............................................ Delaware
  NalFirst Holding Inc...................................... Delaware(1)
  NalFirst Leasing Corporation.............................. Delaware(1)
  Nalgreen, Inc............................................. Delaware
  NalTech, Inc.............................................. Delaware
  Oil Products & Chemical Company, Inc...................... Illinois
  The Flox Company.......................................... Minnesota
  Visco Products Company.................................... Texas
Foreign:
  Deutsche Nalco-Chemie, G.m.b.H............................ Germany
  Deutsche Nalco Equipment G.m.b.H.......................... Germany
  Diversey Water Technologies Limited....................... United Kingdom
  Diversey Water Technologies, Ltd.......................... Canada
  DWT SRL................................................... Italy
  Nalco Anadolu A.S......................................... Turkey
  Nalco Applied Services of Europe B.V...................... Netherlands
  Nalco Argentina, S.A...................................... Argentina
  Nalco Australia Pty. Limited.............................. Australia
  Nalco Belgium N.V./S.A.................................... Belgium
  Nalco Brazil Ltda......................................... Brazil
  Nalco Canada, Inc......................................... Canada
  Nalco Chemical A.B........................................ Sweden
  Nalco Chemical B.V........................................ Netherlands
  Nalco Chemical Company (Philippines) Inc.................. Philippines
  Nalco Chemical Company (Thailand) Limited................. Thailand
  Nalco Chemical Gesellschaft m.b.H......................... Austria
  Nalco Chemical (H.K.) Limited............................. Hong Kong
  Nalco Chemie.............................................. Czechoslovakia

                                                                STATE OR OTHER
                                                                JURISDICTION OF
                                                                 INCORPORATION
                            COMPANY                             OR ORGANIZATION
                            -------                             ---------------
  Nalco de Venezuela, C.A...................................... Venezuela
  Nalco Ecuador, S.A........................................... Ecuador
  Nalco Chemical Egypt......................................... Egypt
  Nalco Espanola, S.A.......................................... Spain
  Nalco Europe B.V............................................. Netherlands
  Nalco France................................................. France
  Nalco Chem................................................... Russia
  Nalco Gulf Limited........................................... Dubai
  Nalco Hellas S.A............................................. Greece
  Nalco Holdings Australia Pty. Limited........................ Australia
  Nalco Investments Australia, Pty. Limited.................... Australia
  Nalco Investments U.K. Limited............................... United Kingdom
  Nalco Italiana, S.p.A........................................ Italy
  Nalco Japan Technical Center Co. Ltd......................... Japan
  Nalco Kemiai Kft............................................. Hungary
  Nalco Korea Co., Ltd......................................... South Korea
  Nalco Limited................................................ United Kingdom
  Nalco New Zealand, Ltd....................................... New Zealand
  Nalco Norge A/S.............................................. United Kingdom
  Nalco Pacific Pte. Ltd....................................... Singapore
  Nalco Poland................................................. Poland
  Nalco Portuguesa (Q.I.) Ltda................................. Portugal
  Nalco Productos Quimicos de Chile S.A........................ Chile
  Nalco Saudi Co., Ltd......................................... Saudi Arabia (2)
  Nalcochemical (Malaysia) SDN BHD............................. Malaysia
  Nalcomex, S.A. de C.V........................................ Mexico
  Nalfleet, Inc................................................ United Kingdom
  Nal-Lite Produtos Quimicos Ltda.............................. Brazil
  NCC Mauritius Limited........................................ Mauritius
  P.T. Nalco Perkasa........................................... Indonesia (3)
  Quimica Nalco de Colombia, S.A............................... Colombia
  Suomen Nalco Oy.............................................. Finland
  Taiwan Nalco Chemical Co., Ltd............................... Taiwan (4)
  Deryshares, B.V.............................................. Netherlands
  Nalco Chemical India, Ltd.................................... India (5)
  Nalco Chemical Company (Suzhou) Ltd.......................... China (6)

--------
Note (1)--80% of voting securities owned by Registrant
Note (2)--60% of voting securities owned by Registrant
Note (3)--51% of voting securities owned by Registrant
Note (4)--55% of voting securities owned by Registrant
Note (5)--65% of voting securities owned by Registrant
Note (6)--95% of voting securities owned by Registrant

                                                                    EXHIBIT (23)

                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Prospectus constituting part of this Registration Statement on Form S-3 (Numbers 33-57363, 33-53111, 2-97721, 33-9934 and 2-97721) and Form S-8 (Numbers 333-06955, 333-
06963, 33-54377, 33-38033, 33-38032, 33-29149, 2-97721, 2-97131 and 2-82642) of
our report dated February 3, 1997, which appears on page 17 of the 1996 Annual Report to Shareholders of Nalco Chemical Company, which is incorporated by reference in Nalco Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1996. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 10 of this Form 10-K. We also consent to the incorporation by reference in the Registration Statement of our report dated March 17, 1997 appearing on page 1 of the Annual Report of the Nalco Chemical Company Profit Sharing, Investment and Pay Deferral Plan on Form 11-K for the year ended December 31, 1996.

Price Waterhouse LLP

Chicago, Illinois
March 27, 1997