Form 10-Q
period 1997-03-31
NALCO CHEMICAL CO
filed 1997-05-14
CIK 69598

FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION

                                               Washington D.C. 20549

(Mark One)


                   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                          For the quarterly period ended March 31, 1997


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

                              Yes     X          No



The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997 was 66,754,397 shares common stock - par value $.1875 a share.

                                              NALCO CHEMICAL COMPANY


                                                       INDEX

                                                                      Page No.

Part I.          Financial Information:

                 Item 1.       Financial Statements

                               Condensed Consolidated Statements of
                                    Financial Condition - March 31, 1997
                                    (Unaudited) and December 31, 1996.........2

                               Condensed Consolidated Statements of
                                    Earnings (Unaudited) - Three Months
                                    Ended March 31, 1997 and 1996.............3

                               Condensed Consolidated Statements of
                                    Cash Flows (Unaudited) - Three Months
                                    Ended March 31, 1997 and 1996.............4

                               Notes to Condensed Consolidated Financial
                                    Statements (Unaudited)....................5

                               Report of Independent Accountants on
                                    Review of Interim Financial Information...7

                 Item 2.       Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations.............................8


Part II.         Other Information:

                 Item 4.       Submission of Matters to a Vote of
                                    Security Holders.........................10

                 Item 6.       Exhibits and Reports on Form 8-K..............10

                 Exhibit (11) - Statement Re:  Computation
                                         of Earnings Per Share...............11

                 Exhibit (15) - Awareness Letter of Independent
                                         Accountants.........................13

                 Exhibit (27) - Financial Data Schedule......................14

                 Signatures..................................................15

                          PART I. FINANCIAL INFORMATION

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                          March 31,                 December 31,
                                            1997                       1996
(Dollars in millions)                     (Unaudited)                  (Note)

ASSETS
Current assets
Cash and cash equivalents                  $   41.0                  $   38.8
Accounts receivable, less allowances
     of $5.1 and $4.9, respectively           244.3                     233.4
Inventories
    Finished products                          64.1                      61.4
    Materials and work in process              26.0                      29.4
                                             -------                  --------
                                               90.1                      90.8
Prepaid expenses, taxes and other
  current assets                               20.9                      22.2
                                             -------                  --------

Total current assets                           396.3                    385.2

Investment in and advances
    to partnership                             124.4                    126.0
Goodwill, less accumulated amortization
    of $25.8 and $24.7, respectively           228.7                    202.5
Other assets                                   155.6                    158.8
Property, plant and equipment                1,161.1                  1,169.4
    Less allowances for depreciation          (653.9)                  (647.4)
                                              --------                --------
                                               507.2                    522.0
                                              --------                --------
                                            $1,412.2                 $1,394.5
                                             ========                 ========

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                             $   77.1                 $   31.3
Accounts payable                                99.7                    114.6
Other current liabilities                      136.2                    143.8
                                             --------                --------
Total current liabilities                      313.0                    289.7

Long-term debt                                 242.2                    252.6
Deferred income taxes                           42.7                     42.9
Accrued postretirement benefits                 99.1                     98.5
Other liabilities                               55.7                     56.3
Shareholders' equity                           659.5                    654.5
                                             --------                 --------
                                            $1,412.2                 $1,394.5
                                            ========                 ========

     Note: The Statement of Financial Condition at December 31, 1996 has been derived from the audited financial statements at that date.

     See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                             Three Months Ended
(Amounts in millions,                             March 31
except per share data)                         1997         1996


Net sales                                      $334.6      $301.9
Operating costs and expenses
      Cost of products sold                     144.8       135.0
      Operating expenses                        136.4       123.1
                                               ------      ------
                                                281.2       258.1
                                               ------      ------

Operating earnings                               53.4        43.8
Other income (expense)
      Interest and other income                   0.8         0.5
      Interest expense                           (3.6)       (3.7)
      Equity in earnings of partnership           5.8         6.4
                                                 ------     ------

Earnings from continuing operations
      before income taxes                        56.4        47.0

Income taxes                                     20.6        17.0
                                                ------      ------

Earnings from continuing operations              35.8        30.0

Discontinued operations, net of income taxes        -         1.8
                                                ------      ------

Net earnings                                   $ 35.8      $ 31.8
                                               ======      =======
Per common share - Primary
      Earnings from continuing operations      $ 0.49      $ 0.40
      Discontinued operations,
      net of income taxes                           -        0.03
                                                ------      ------

          Net earnings                         $ 0.49      $ 0.43
                                               ======       ======

Per common share - Fully diluted
      Earnings from continuing operations      $ 0.46      $ 0.38
      Discontinued operations,
          net of income taxes                       -        0.02
                                               ------      ------

          Net earnings                         $ 0.46      $ 0.40
                                                ======      ======

Per common share - Cash dividends              $ 0.25      $ 0.25
                                               ======       ======


Average primary shares outstanding
      (in thousands)                           67,505       67,529

Average fully diluted shares
      outstanding (in thousands)               75,338       75,511

     See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                Three Months Ended
                                                     March 31
(Dollars in millions)                           1997           1996
                                              --------        ------

Cash provided by (used for)
          operating activities
      Net earnings                             $ 35.8        $ 31.8
      Adjustments not affecting cash
          Depreciation and amortization          23.8          24.1
          Other, net                             (2.4)         (3.8)
      Changes in current assets and
          liabilities                           (22.9)        (16.9)
                                                ------         ------

          Net cash provided by operations        34.3          35.2
                                               ------         ------

Investing activities
      Additions to property,
          plant and equipment                   (16.4)        (27.3)
      Business purchases                        (32.2)            -
      Other                                       5.8           3.3
                                               ------         ------

          Net cash (used for)
          investing activities                  (42.8)        (24.0)
                                                ------        ------

Financing activities
      Cash dividends                            (19.6)        (19.7)
      Changes in short-term debt                 46.8           6.5
      Changes in long-term debt                 ( 1.3)         (1.9)
      Common stock reacquired                   (18.0)            -
      Other                                       4.1           2.8
                                                -----          ------

          Net cash provided by (used for)
          financing activities                   12.0         (12.3)
                                               ------         ------

Effects of foreign exchange
      rate changes                               (1.3)          0.7
                                                ------        ------

          Increase (decrease) in cash
          and cash equivalents                 $  2.2        $ (0.4)
                                                ======        ======


     See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1997


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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 1997 and 1996. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, Price Waterhouse LLP. The Independent Accountants' Review Report is included on page 7.


NOTE B -- EFFECT OF CHANGING ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 (APB 15), "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented.

Adoption of SFAS 128 is expected to have little or no impact on the Company's future and previously reported EPS.

NOTE C -- SHAREHOLDERS' EQUITY


Shareholders' equity may be further detailed as follows:


                                          March 31,             December 31,
(Dollars in millions,                       1997                     1996
                                          ------------          -----------
 except per share figures)

Preferred stock
       par value $1.00 per share;
       authorized 2,000,000 shares;
       Series B ESOP Convertible
       Preferred Stock - 390,471 shares
       at March 31, 1997 and 392,851
       shares at December 31, 1996           $   0.4             $   0.4
    Series C Junior Participating
       Preferred Stock - none issued               -                   -
    Capital in excess of par value
       of shares                               187.4               188.6
    Unearned ESOP compensation                (151.1)             (162.6)
                                              -------             -------
                                                36.7                26.4

Common stock -
    par value $.1875 per share;
    authorized 200,000,000 shares;
    issued 80,287,568 shares                    15.1                15.1
    Capital in excess of par value
       of shares                                32.5                31.2
Retained earnings                            1,008.2               992.0
Minimum pension liability adjustment            (6.1)               (6.1)
Foreign currency translation
    adjustments                                (49.0)              (39.9)
Common stock reacquired - at cost
    13,533,171 shares at
    March 31, 1997 and 13,263,648
    shares at December 31, 1996               (377.9)             (364.2)
                                              -------             -------

Total shareholders' equity                    $ 659.5            $ 654.5
                                              =======            =======



NOTE D -- ACQUISITIONS

In January 1997, the Company acquired the stock of International Water Consultants Beheer B.V. (IWC) and the assets of Nutmeg Technologies, Inc. (Nutmeg). IWC serves the water treatment needs of customers in the Netherlands, Belgium, Germany and the Commonwealth of Independent States and Nutmeg is a water treatment company which serves markets mainly in the Northeast United States. They had 1996 sales of just under $30 million. The purchase price of these two businesses was $32.2 million. The Company is in the process of evaluating the assets that were purchased and the liabilities that were assumed in these acquistions and accordingly will make any necessary adjustments to the recorded value of the acquired assets and liabilities.

REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of March 31, 1997, and for the three month period then ended. This interim financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the statement of consolidated financial condition as of December 31, 1996, and the related statements of consolidated earnings, of cash flows and of common shareholders' equity for the year then ended (not presented herein), and in our report dated February 3, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1996, is fairly stated in all material respects in relation to the statement of consolidated financial condition from which it has been derived.


Price Waterhouse LLP

By: Robert R. Ross
       Engagement Partner


April 17, 1997
Chicago, Illinois

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

First Quarter 1997 Operations Compared to First Quarter 1996

Sales increased by 11 percent over last year with improvements reported by all five divisions. The Water and Waste Treatment Division reported a sales increase of 22 percent which included sales by Diversey Water Technologies (DWT), a middle market water treatment business acquired by the Company in mid-1996. Solid improvements were also posted by the Basic Industry and WATERGY(R) Groups. The Process Chemicals Division reported a 5 percent sales gain with the Paper Chemicals Group and the newly formed Pulp Group turning in strong increases. The Europe Division reported a 7 percent gain over the first quarter 1996. This included sales by IWC, which was acquired in January 1997, and the European operations of DWT. Sales increases in local currencies were also reported by most other operations in the Division, but these were moderated by translation effects due to the strengthening of the U.S. dollar versus most European currencies compared to last year. The Latin America Division reported a 3 percent sales increase for the period. Operations in Argentina, Chile, and Mexico reported significant double-digit sales increases over last year. The Pacific Division posted an 11 percent sales gain over last year with strong sales increases in Australia, China, Japan, Korea, Philippines, Singapore/Malaysia, and Thailand.

The gross margin was 56.7 percent for the quarter compared to last year's rate of 55.3 percent. This improvement was mainly attributable to higher margins of the newly acquired DWT. In addition, improved margins in North America were partly offset by slight declines in the Europe, Latin America and Pacific Divisions.

Operating expenses (selling, service, research, etc.) were up $13.3 million or 11 percent over last year, primarily because of the additions of DWT and IWC.

Nalco's equity in earnings of Nalco/Exxon for the first quarter of 1997 was $5.8 million, a decrease of $0.6 million from the first quarter of 1996. The decrease was largely attributable to the strengthening of the U.S. dollar compared to most European currencies.

The effective income tax rate for the first quarter 1997 was 36.5 percent, compared to the 36.2 percent rate that was reported for the first quarter 1996.

Earnings from continuing operations as a percent to sales was 10.7 percent for the first quarter 1997, a slight improvement compared to the 9.9 percent for the first quarter 1996. First quarter 1997 fully diluted earnings per share from continuing operations was 46 cents compared to 38 cents for the first quarter 1996. Net earnings per share on a fully diluted basis for the first quarter 1997 was 46 cents compared to 40 cents for the first quarter 1996 which included the results of the discontinued superabsorbent chemical business.

Changes in Financial Condition

Cash and cash equivalents increased by $2.2 million during the quarter as detailed in the Unaudited Condensed Consolidated Statement of Cash Flows.

Days sales outstanding were 65 days at March 31, 1997, up slightly from the 64 days at the end of 1996. Working capital at March 31, 1997 totaled $83.3 million, down slightly from the $95.5 million at last year end. The ratio of current assets to current liabilities was 1.3 to 1 at March 31, 1997.

The $26.2 million increase in goodwill is mainly attributable to the acquisitions of IWC and Nutmeg. See Note D -- Acquisitions. These acquisitions were financed primarily by the issuance of commercial paper, which accounted for most of the increase in short-term debt.

Capital investments totaled $16.4 million for the first quarter of 1997. Major expenditures were for additional PORTA-FEED(R) units and automobiles for the sales force.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Nalco Chemical Company was held on April 17, 1997, for the purpose of electing four Class I Directors; approving the appointment of independent accountants; and a shareholder proposal regarding endorsement of the CERES Principles. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected.

The vote electing the individual directors was as follows:

Class I Director      Shares Voted "For"        Shares Withheld
----------------      ------------------        ---------------
J. L. Ballesteros         55,863,329               10,463,563
J. P. Frazee, Jr.         55,804,314               10,522,578
A. L. Kelly               55,882,795               10,444,097
F. A. Krehbiel            55,911,070               10,415,822


The appointment of Price Waterhouse LLP as independent accountants for the Company was approved:

Shares Voted "For"        Shares Voted "Against"     Shares Abstaining
65,829,059                     310,564                   187,269


The Shareholder Proposal regarding endorsement of the CERES Principles was not approved:

Shares Voted "For"  Shares Voted "Against"  Shares Abstaining   Broker Non-Votes
    6,210,334         49,374,933                5,546,862          5,194,763




Item 6.   Exhibits and Reports on Form 8-K

                (a)   The following exhibits are included herein:

                      (11)    Statement Re: Computation of Earnings Per Share

                      (15)    Awareness Letter of Independent Accountants

                      (27)    Financial Data Schedule

                (b) The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             NALCO CHEMICAL COMPANY
                                                      (Registrant)






Date:    May 12, 1997                            W. E. BUCHHOLZ
                                              --------------------------
                                        W. E. Buchholz - Senior Vice President,
                                                  Chief Financial Officer






Date:    May 12, 1997                              S. J. GIOIMO
                                                --------------------------
                                                 S. J. Gioimo - Secretary