Form 10-Q
period 1997-06-30
NALCO CHEMICAL CO
filed 1997-08-13
CIK 69598

FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION

                                               Washington D.C. 20549

(Mark One)


            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997


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

                              Yes     X          No



The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997 was 66,817,271 shares common stock - par value $.1875 a share.

                                              NALCO CHEMICAL COMPANY


                                                       INDEX

                                                                                                             Page No.

Part I.          Financial Information:

                 Item 1.       Financial Statements

                               Condensed Consolidated Statements of
                                    Financial Condition - June 30, 1997
                                    (Unaudited) and December 31, 1996.........................................2

                               Condensed Consolidated Statements of
                                    Earnings (Unaudited) - Three Months and
                                    Six Months Ended June 30, 1997 and 1996...................................3

                               Condensed Consolidated Statements of
                                    Cash Flows (Unaudited) - Three Months and
                                    Six Months Ended June 30, 1997 and 1996...................................4

                               Notes to Condensed Consolidated Financial
                                    Statements (Unaudited)....................................................5

                               Report of Independent Accountants on
                                    Review of Interim Financial Information...................................7

                 Item 2.       Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations.............................................................8


Part II.         Other Information:

                 Item 6.       Exhibits and Reports on Form 8-K...............................................11

                 Exhibit (11) - Statement Re:  Computation
                                         of Earnings Per Share................................................12

                 Exhibit (15) - Awareness Letter of Independent
                                         Accountants..........................................................14

                 Exhibit (27) - Financial Data Schedule.......................................................15

                 Signatures...................................................................................16

                          PART I. FINANCIAL INFORMATION

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                          June 30,                 December 31,
                                                                          1997                       1996
(Dollars in millions)                                                    (Unaudited)                (Note)

ASSETS
Current assets
Cash and cash equivalents                                                 $   47.1                $   38.8
Accounts receivable, less allowances
     of $5.0 and $4.9, respectively                                          249.0                   233.4
Inventories
    Finished products                                                         62.7                    61.4
    Materials and work in process                                             27.7                    29.4
                                                                          --------                --------
                                                                              90.4                    90.8
Prepaid expenses, taxes and other
  current assets                                                              17.4                    22.2
                                                                          --------                --------

Total current assets                                                         403.9                   385.2

Investment in and advances
    to partnership                                                           132.4                   126.0
Goodwill and other intangibles,
    less accumulated amortization
    of $27.2 and $24.7, respectively                                         228.9                   202.5
Other assets                                                                 160.9                   158.8
Property, plant and equipment                                              1,151.2                 1,169.4
    Less allowances for depreciation                                        (649.9)                 (647.4)
                                                                          --------                --------
                                                                             501.3                   522.0
                                                                          --------                --------
                                                                          $1,427.4                $1,394.5
                                                                          ========                ========

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                                                           $   73.4                $   31.3
Accounts payable                                                             105.4                   114.6
Other current liabilities                                                    125.5                   143.8
                                                                          --------                --------
Total current liabilities                                                    304.3                   289.7

Long-term debt                                                               248.5                   252.6
Deferred income taxes                                                         43.3                    42.9
Accrued postretirement benefits                                               99.8                    98.5
Other liabilities                                                             57.5                    56.3
Shareholders' equity                                                         674.0                   654.5
                                                                          --------                --------
                                                                          $1,427.4                $1,394.5
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

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                                                          Three Months Ended                  Six Months Ended
(Amounts in millions,                                                         June 30                              June 30
except per share data)                                                1997                1996              1997            1996
                                                                     -------              -----            ------          -----
Net sales                                                             $354.4             $318.6           $689.0          $620.5
Operating costs and expenses
      Cost of products sold                                            152.6              139.6            297.4           274.6
      Operating expenses                                               142.4              127.8            278.8           250.9
                                                                      ------             ------           ------          ------
                                                                       295.0              267.4            576.2           525.5
                                                                      ------             ------           ------          ------

Operating earnings                                                      59.4               51.2            112.8            95.0
Other income (expense)
      Interest and other income                                          0.4               (0.3)             1.2             0.2
      Interest expense(3.8)                                             (3.3)              (7.4)            (7.0)
      Equity in earnings of partnership                                  7.4                6.6             13.2            13.0
                                                                      ------             ------           ------          ------

Earnings from continuing operations
      before income taxes                                               63.4               54.2            119.8           101.2

Income taxes                                                            23.3               19.7             43.9            36.7
                                                                      ------             ------           ------          ------

Earnings from continuing operations                                     40.1               34.5             75.9            64.5

Discontinued operations, net of income taxes                               -                2.5                 -            4.3
                                                                       ------            ------             ------        ------

Net earnings                                                          $ 40.1             $ 37.0            $ 75.9         $ 68.8
                                                                      ======             ======             ======        ======

Per common share - Primary
      Earnings from continuing operations                            $ 0.55            $ 0.47             $ 1.04        $ 0.87
      Discontinued operations,
          net of income taxes                                             -              0.03                   -         0.06
                                                                      ------           ------               ------      ------

          Net earnings                                               $ 0.55            $ 0.50             $ 1.04        $ 0.93
                                                                     ======            ======             ======        ======

Per common share - Fully diluted
      Earnings from continuing operations                            $ 0.51            $ 0.44             $ 0.97        $ 0.82
      Discontinued operations,
          net of income taxes                                             -              0.03                   -         0.05
                                                                      ------           ------               ------      ------

          Net earnings                                               $ 0.51            $ 0.47             $ 0.97        $ 0.87
                                                                     ======            ======             ======        ======

Per common share - Cash dividends                                    $ 0.25            $ 0.25             $ 0.50        $ 0.50
                                                                     ======            ======             ======        ======


Average primary shares outstanding
      (in thousands)                                                  67,280           67,633             67,401        67,574

Average fully diluted shares
      outstanding (in thousands)                                      75,283           75,586             75,396        75,546


See accompanying Notes to Condensed Consolidated Financial Statements
 (Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       Three Months Ended                Six Months Ended
                                                                             June 30                       June 30
(Dollars in millions)                                                   1997              1996           1997             1996
                                                                        --------       -------         --------           ------

Cash provided by (used for)
          operating activities
      Net earnings                                                       $ 40.1          $ 37.0           $ 75.9          $ 68.8
      Adjustments not affecting cash
          Depreciation and amortization                                    25.7            23.7             49.5            47.8
          Other, net                                                       (0.8)            0.8             (3.2)           (3.0)
      Changes in current assets and
          liabilities                                                      (1.3)          (16.5)           (24.2)          (33.4)
                                                                          ------          ------           ------          ------

          Net cash provided by operations                                  63.7            45.0             98.0            80.2
                                                                          ------          ------           ------          ------

Investing activities
      Additions to property,
          plant and equipment                                             (22.2)          (21.3)           (38.6)          (48.6)
      Business purchases                                                   (7.6)          (81.8)           (39.8)          (81.8)
      Other                                                               (11.0)            4.0             (5.2)            7.3
                                                                         ------          ------           ------          ------

          Net cash used for
                investing activities                                      (40.8)          (99.1)           (83.6)         (123.1)
                                                                         ------          ------           ------         -------

Financing activities
      Cash dividends                                                      (19.6)          (19.7)           (39.2)          (39.4)
      Changes in short-term debt                                           (4.9)          (25.8)            41.9           (19.3)
      Changes in long-term debt                                             7.6            98.4              6.3            96.5
      Common stock reacquired                                              (4.0)            -              (22.0)            -
      Other                                                                 3.8             0.9              7.9             3.7
                                                                         ------          ------           ------          ------

          Net cash provided by (used for)
                financing activities                                      (17.1)           53.8             (5.1)           41.5
                                                                         ------          ------           ------          ------

Effects of foreign exchange
      rate changes                                                          0.3             0.3            (1.0)             1.0
                                                                         ------          ------         --------          ------

          Increase (decrease) in cash
                and cash equivalents                                     $  6.1           $  -            $  8.3          $ (0.4)
                                                                         ======           ======          ======          ======


See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1997


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

It is the  opinion  of  management  that the  unaudited  condensed  consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month and six month periods ended June 30, 1997 and 1996. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

NOTE C -- SHAREHOLDERS' EQUITY


Shareholders' equity may be further detailed as follows:


                                                                          June 30,              December 31,
(Dollars in millions,                                                       1997                   1996
                                                                         -----------              --------
 except per share figures)

Preferred stock par value $1.00 per share;
        authorized 2,000,000 shares; Series B
    ESOP Convertible
       Preferred Stock - 388,210 shares
       at June 30, 1997 and 392,851
       shares at December 31, 1996                                         $   0.4                 $   0.4
    Series C Junior Participating
       Preferred Stock - none issued                                           -                       -
    Capital in excess of par value
       of shares                                                             186.4                   188.6
    Unearned ESOP compensation                                              (151.1)                 (162.6)
                                                                           -------                 -------
                                                                              35.7                    26.4

Common stock -
    par value $.1875 per share;
    authorized 200,000,000 shares;
    issued 80,287,568 shares                                                  15.1                    15.1
    Capital in excess of par value
       of shares                                                              33.5                    31.2
Retained earnings                                                          1,028.7                   992.0
Minimum pension liability adjustment                                          (6.1)                   (6.1)
Foreign currency translation
    adjustments                                                              (54.5)                  (39.9)
Common stock reacquired - at cost
    13,470,297 shares at
    June 30, 1997 and 13,263,648
    shares at December 31, 1996                                             (378.4)                 (364.2)
                                                                           -------                 -------

Total shareholders' equity                                                 $ 674.0                 $ 654.5
                                                                           =======                 =======


NOTE D - ACQUISITIONS

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

In May 1997, the Company acquired the pulp and paper enzyme business of Ciba Specialty Chemicals, Inc. The enzyme technology which was acquired is used in paper mills to enhance fiber quality and water drainage during the paper making process. Also in May 1997, the Company increased its investment in Taiwan Nalco Chemical Co. Ltd. from 55 percent to 79 percent.

The purchase price of these businesses was approximately $40 million. The Company is in the process of evaluating the assets that were purchased and the liabilities that were assumed in these acquisitions and accordingly will make any necessary adjustments to the recorded value of the acquired assets and liabilities.

REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of June 30, 1997, and for the three month and six month periods then ended. This interim financial information is the responsibility of the Company's management.

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


July 31, 1997
Chicago, Illinois

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Second Quarter 1997 Operations Compared to Second Quarter 1996

Sales increased by 11% over last year with four of the five divisions reporting improved results and the Pacific Division reporting comparable sales to last year.

                                                            Second Quarter
(Dollars in millions)                                  1997              1996           Increase
                                                     --------          --------         --------
Water and Waste Treatment                             $115.0            $ 98.7             17%
Process Chemicals                                       91.2              85.9              6%
Europe                                                  82.1              70.8             16%
Latin America                                           29.2              26.3             11%
Pacific                                                 36.9              36.9              -%
                                                     -------           -------
Total                                                 $354.4            $318.6             11%
                                                     =======           =======

The Water and Waste Treatment Division reported a gain of 17 percent over last year, which included sales by Diversey Water Technologies (DWT) a middle market water treatment business acquired by the Company in mid-1996. Solid improvement were also posted by the Waste Treatment Chemicals and WATERGY(R) Groups. Within the Process Chemicals Division, the Paper Chemicals Group led with a near double-digit increase. Sales by IWC, which was acquired in January 1997, and the European operations of DWT along with strong growth by Basic Industries - North Europe, UNISOLV(R) and Pulp and Paper contributed to the 16 percent increase in Europe Division sales. These gains were moderated by the strengthening of the U.S. dollar compared to most European currencies. Colombia, Mexico, Chile and Venezuela posted double-digit sales increases that contributed to the sales improvement in Latin America. In the Pacific Division, local currency sales increases were offset by the impact of the stronger U.S. dollar compared to most Pacific Rim currencies.

The gross margin of 56.9 percent for the second quarter of 1997 was up over last year's rate of 56.2 percent. This increase was mainly attributable to higher margins of the newly acquired DWT. Improved margins in North America, Latin America and the Pacific offset a slight decline in Europe margins.

Operating expenses (selling, service, research, etc.) were up $14.6 million over the second quarter of last year. Expenses of DWT and IWC account for over half of this increase.

Interest and other income increased by $0.7 million over a year ago, primarily due to a gain on sale of assets and an increase in interest income. Interest expense increased by $0.5 million over the second quarter of last year and reflects the cost of financing acquisitions less the effect of a lower average borrowing rate mix compared to last year.

Nalco's equity in Nalco/Exxon for the second quarter of 1997 was $7.4 million, an increase of $0.8 million over the second quarter of 1996.

The effective income tax rate for the second quarter of 1997 was 36.8 percent compared to the 36.3 percent that was reported for the second quarter of 1996.

Fully diluted earnings per share from continuing operations for the second quarter 1997 was 51 cents compared to the 44 cents for the second quarter 1996. Net earnings per share on a fully diluted basis for the second quarter 1997 was 51 cents compared to 47 cents for the second quarter 1996 which included the results of the discontinued superabsorbent chemical business.

First Six Months 1997 Operations Compared to First Six Months 1996

Sales increased 11 percent with all five divisions reporting improvements.

                                                               Six Months
(Dollars in millions)                                  1997              1996           Increase
                                                     --------          --------         --------
Water and Waste Treatment                             $223.5            $187.9             19%
Process Chemicals                                      178.5             169.0              6%
Europe                                                 158.2             141.9             11%
Latin America                                           55.6              52.1              7%
Pacific                                                 73.2              69.6              5%
                                                     -------           -------
Total                                                 $689.0            $620.5             11%
                                                     =======           =======

The Water and Waste Treatment Division sales gain of 19 percent for the first six months of 1997 included sales by DWT, along with a near double-digit improvement by the Watergy Group and more modest increases by the other three groups in the Division. The 6 percent sales increase reported by the Process Chemicals Division included solid growth by the Paper Chemicals Group. The 11 percent sales improvement by the Europe Division included sales by IWC and the European operations of DWT. Strong increases in local currencies by most other operations in the Division were partly offset by the translation effects of the stronger U.S. dollar compared to a year ago. Double-digit improvements reported by Chile, Colombia, Mexico and Venezuela contributed to the 7 percent increase in Latin America sales for the first half of 1997. The Pacific Division sales increase of 5 percent benefited from double-digit sales improvements posted by China, Japan, Korea, Singapore/Malaysia, and Thailand. These gains were moderated by the impact of the stronger U.S. dollar compared to most Pacific Rim currencies.

The gross margin for the first six months of 1997 improved to 56.8 percent compared to last year's rate of 55.7 percent, which was primarily attributable to higher margins of the newly acquired DWT. In addition, improved margins in North America offset slight declines in margins reported in the Europe and Latin America Divisions.

Operating expenses (selling, service, research, etc.) were up $27.9 million, with DWT and IWC operations accounting for well over half of the increase.

Interest and other income increased by $1.0 million for the first six months of 1997 compared to last year. Higher interest income and a gain on sale of assets contributed to the improvement. Interest expense increased by $0.4 million for the first half of 1997 compared to last year which reflects costs related to financing acquisitions partly offset by a favorable blend of average financing rates compared to last year.

Nalco's equity in Nalco/Exxon for the first six months of 1997 rose slightly to $13.2 million compared to last year's reported amount of $13.0 million.

The effective tax rate was 36.6 percent for the first six months of 1997 compared to 36.3 percent for the first six months of 1996.

Fully diluted earnings per share from continuing operations was 97 cents per share compared to 82 cents per share for the first six months of 1996. Net earnings per share on a fully diluted basis for the first six months of 1997 was 97 cents per share compared to 87 cents per share a year ago, which included the results of the discontinued superabsorbent chemical business.

Changes in Financial Condition

Cash and cash equivalents increased by $8.3 million during the first six months as detailed in the Unaudited Condensed Consolidated Statement of Cash Flows.

Days sales outstanding were 64 days at June 30, 1997, comparable to the 64 days outstanding at December 31, 1996. Working capital at June 30, 1997 totaled $99.6 million, a $4.1 million increase over the $95.5 million at December 31, 1996. The ratio of current assets to current liabilities was 1.3 to 1 at June 30, 1997.

The $26.4 million increase in goodwill is mainly attributable to the acquisitions of IWC and Nutmeg during the first quarter of 1997, the May 1997 purchase of the pulp and paper enzyme business of Ciba Specialty Chemicals, Inc., and the additional investment in Taiwan Nalco Chemical Co. Ltd. These acquisitions were financed primarily by the issuance of commercial paper, which accounted for most of the increase in short-term debt.

Capital investments totaled $38.6 million for the first six months of 1997. Major expenditures were for additional PORTA-FEED(R) units and automobiles for the sales force.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are included herein:

                 (11)    Statement Re: Computation of Earnings Per Share

                 (15)    Awareness Letter of Independent Accountants

                 (27)    Financial Data Schedule

          (b) The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                          NALCO CHEMICAL COMPANY
                                  (Registrant)






Date:    August 13, 1997                              W. E. BUCHHOLZ
                                               ----------------------
                                          W. E. Buchholz - Vice President,
                                                 Chief Financial Officer






Date:    August 13, 1997                             S. J. GIOIMO
                                                 --------------------
                                                S. J. Gioimo - Secretary