Form 10-Q
period 1997-09-30
NALCO CHEMICAL CO
filed 1997-11-13
CIK 69598

FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION

                                               Washington D.C. 20549

(Mark One)

                                                         X
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997


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

                              Yes     X          No



The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997 was 66,592,789 shares common stock - par value $.1875 a share.

                                              NALCO CHEMICAL COMPANY


                                                       INDEX

                                                                                                     Page No.

Part I.          Financial Information:

                 Item 1.       Financial Statements

                               Condensed Consolidated Statements of
                                    Financial Condition - September 30, 1997
                                    (Unaudited) and December 31, 1996.........................................2

                               Condensed Consolidated Statements of
                                    Earnings (Unaudited) - Three Months and
                                    Nine Months Ended September 30, 1997 and 1996.............................3

                               Condensed Consolidated Statements of
                                    Cash Flows (Unaudited) - Three Months and
                                    Nine Months Ended September 30, 1997 and 1996.............................4

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


Part II.         Other Information:

                 Item 6.       Exhibits and Reports on Form 8-K...............................................12

                 Exhibit (11) - Statement Re:  Computation
                                         of Earnings Per Share................................................13

                 Exhibit (15) - Awareness Letter of Independent
                                         Accountants..........................................................15

                 Exhibit (27) - Financial Data Schedule.......................................................16

                 Signatures    17

                                                             - 2 -
                          PART I. FINANCIAL INFORMATION

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      September 30,              December 31,
                                                                            1997                       1996
(Dollars in millions)                                                  (Unaudited)                 (Note)

ASSETS
Current assets
Cash and cash equivalents                                                 $   63.9                $   38.8
Accounts receivable, less allowances
     of $4.7 and $4.9, respectively                                          243.1                   233.4
Inventories
    Finished products                                                         63.8                    61.4
    Materials and work in process                                             24.9                    29.4
                                                                          --------                --------
                                                                              88.7                    90.8
Prepaid expenses, taxes and other
  current assets                                                              22.9                    22.2
                                                                          --------                --------

Total current assets                                                         418.6                   385.2

Investment in and advances
    to partnership                                                           134.7                   126.0
Goodwill and other intangibles,
    less accumulated amortization
    of $28.4 and $24.7, respectively                                         223.9                   202.5
Other assets                                                                 156.8                   158.8
Property, plant and equipment                                              1,146.2                 1,169.4
    Less allowances for depreciation                                        (653.6)                 (647.4)
                                                                          --------                --------
                                                                             492.6                   522.0
                                                                          --------                --------
                                                                          $1,426.6                $1,394.5

                                                                          ========                ========

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                                                           $   73.4                $   31.3
Accounts payable                                                              97.8                   114.6
Other current liabilities                                                    138.3                   143.8
                                                                          --------                --------
Total current liabilities                                                    309.5                   289.7

Long-term debt                                                               245.7                   252.6
Deferred income taxes                                                         38.8                    42.9
Accrued postretirement benefits                                              100.4                    98.5
Other liabilities                                                             59.1                    56.3
Shareholders' equity                                                         673.1                   654.5
                                                                          --------                --------
                                                                          $1,426.6                $1,394.5
                                                                          ========                ========

Note: The Statement of Financial Condition at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                                                             - 14 -
                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                                                          Three Months Ended                 Nine Months Ended
(Amounts in millions,                                                         September 30                     September 30
except per share data)                                                   1997          1996               1997             1996
                                                                         ------       ------              ------            -----


Net sales                                                             $371.0             $343.3         $1,060.0          $963.8
Operating costs and expenses
      Cost of products sold                                            165.0              147.0            462.4           421.6
      Operating expenses                                               139.7              132.6            418.5           383.5
                                                                      ------             ------         --------          ------
                                                                       304.7              279.6            880.9           805.1
                                                                      ------             ------         --------          ------

Operating earnings                                                      66.3               63.7            179.1           158.7
Other income (expense)
      Interest and other income                                         (0.4)               -                0.8             0.2
      Interest expense(3.7)                                             (4.3)             (11.1)           (11.3)
      Equity in earnings of partnership                                  6.6                5.0             19.8            18.0
                                                                      ------             ------         --------          ------

Earnings from continuing operations
      before income taxes                                               68.8               64.4            188.6           165.6

Income taxes                                                            24.6               23.4             68.5            60.1
                                                                       ------            ------           --------         ------

Earnings from continuing operations                                     44.2               41.0            120.1           105.5

Discontinued operations, net of income taxes                               -                1.5                 -            5.8
                                                                       ------            ------           --------        ------

Net earnings                                                          $ 44.2             $ 42.5          $  120.1         $111.3
                                                                       ======            ======           ========        ======

Per common share - Primary
      Earnings from continuing operations                            $ 0.61            $ 0.56             $ 1.65        $ 1.43
      Discontinued operations,
          net of income taxes                                             -              0.03                  -          0.09
                                                                      ------           ------             ------        ------

          Net earnings                                               $ 0.61            $ 0.59             $ 1.65        $ 1.52
                                                                     ======            ======             ======        ======

Per common share - Fully diluted
      Earnings from continuing operations                            $ 0.57            $ 0.52             $ 1.54        $ 1.34
      Discontinued operations,
          net of income taxes                                             -              0.02                   -         0.08
                                                                      ------           ------               ------      ------

          Net earnings                                               $ 0.57            $ 0.54             $ 1.54        $ 1.42
                                                                     ======            ======             ======        ======

Per common share - Cash dividends                                    $ 0.25            $ 0.25             $ 0.75        $ 0.75
                                                                     ======            ======             ======        ======


Average primary shares outstanding
      (in thousands)                                                  67,650           67,664             67,492        67,601

Average fully diluted shares
      outstanding (in thousands)                                      75,396           75,710             75,504        75,693


 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       Three Months Ended                Nine Months Ended
                                                                           September 30                     September 30
(Dollars in millions)                                                     1997          1996            1997               1996
                                                                         --------       -------         --------           ------

Cash provided by (used for)
          operating activities
      Net earnings                                                       $ 44.2          $ 42.5           $120.1          $111.3
      Adjustments not affecting cash
          Depreciation and amortization                                    27.7            26.5             77.2            74.3
          Other, net                                                       (5.7)           (4.4)            (8.9)           (7.4)
      Changes in current assets and
          liabilities                                                       5.4            17.8            (18.8)          (15.6)
                                                                         ------          ------            ------          ------

          Net cash provided by operations                                  71.6            82.4            169.6           162.6
                                                                         ------          ------           ------          ------

Investing activities
      Additions to property,
          plant and equipment                                             (20.4)          (17.8)           (59.0)          (66.4)
      Business purchases                                                      -               -            (39.8)          (81.8)
      Other                                                                 3.6             8.9             (1.6)           16.2
                                                                         ------          ------           ------          ------

          Net cash (used for)
                investing activities                                      (16.8)           (8.9)          (100.4)         (132.0)
                                                                         ------          ------           ------         -------

Financing activities
      Cash dividends  (19.6)                                              (19.6)          (58.8)           (59.0)
      Changes in short-term debt                                            0.9            10.4             42.8            (8.9)
      Changes in long-term debt                                            (1.4)          (52.2)             4.9            44.3
      Common stock reacquired                                             (22.8)           (6.4)           (44.8)           (6.4)
      Other                                                                 8.1             2.7             16.0             6.4
                                                                         ------          ------           ------          ------

          Net cash (used for)
                financing activities                                      (34.8)          (65.1)           (39.9)          (23.6)
                                                                         ------          ------           ------          ------

Effects of foreign exchange
      rate changes                                                         (3.2)          (0.5)           (4.2)             0.5
                                                                          ------         ------          ------           ------

          Increase in cash
                      and cash equivalents                               $ 16.8          $  7.9           $ 25.1          $  7.5
                                                                          ======          ======           ======          ======



See accompanying Notes to Condensed Consolidated Financial Statements
 (Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                 September 30, 1997


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

It is the  opinion  of  management  that the  unaudited  condensed  consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month and nine month periods ended September 30, 1997 and 1996. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

NOTE C -- SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:


                                                                     September 30,              December 31,
(Dollars in millions,                                                   1997                         1996
                                                                     ------------                 --------
 except per share figures)

Preferred stock par value $1.00 per share;
   par value $1.0 per share;
   authroized 2,000,000 shares;
       Preferred Stock - 385,458 shares
       at September 30, 1997 and 392,851
       shares at December 31, 1996                                   $   0.4                  $   0.4
    Series C Junior Participating
       Preferred Stock - none issued                                      -                       -
    Capital in excess of par value
       of shares                                                       185.0                    188.6
    Unearned ESOP compensation                                        (151.1)                  (162.6)
                                                                     --------                 -------
                                                                        34.3                     26.4

Common stock -
    par value $.1875 per share;
    authorized 200,000,000 shares;
    issued 80,287,568 shares                                            15.1                     15.1
    Capital in excess of par value
       of shares                                                        35.9                     31.2
Retained earnings                                                    1,053.3                    992.0
Minimum pension liability adjustment                                    (6.1)                    (6.1)
Foreign currency translation
    adjustments                                                        (65.3)                   (39.9)
Common stock reacquired - at cost
    13,694,779 shares at
    September 30, 1997 and 13,263,648
    shares at December 31, 1996                                       (394.1)                   (364.2)
                                                                     --------                   -------

Total shareholders' equity                                          $  673.1                    $ 654.5
                                                                     ========                   =======


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

In August 1997, the Company acquired a majority interest in Green Label Products Inc. (Green Label). Green Label is located in Gainesville, Georgia and supplies odor control products, technology and application systems for chemically neutralizing objectionable odors of various processes.

The purchase price of these businesses was approximately $40 million. The Company is in the process of evaluating the assets that were purchased and the liabilities that were assumed in these acquisitions and accordingly will make any necessary adjustments to the recorded value of the acquired assets and liabilities.

During October 1997, the Company acquired the assets of Chemical Technologies, Incorporated (CTI). CTI is located in Jackson, Michigan and is a manufacturer and marketer of synthetic fluids and lubricants that are used in cooling and lubricating tooling employed in the machining of metal products. CTI's estimated annual sales for 1997 are $18 million. Also during October 1997, the Company acquired Gamus Quimica, Ltda., a manufacturer of waste treatment chemical products in Brazil. Annual sales for 1997 are estimated to be approximately $2 million.

REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of September 30, 1997, and for the three month and nine month periods then ended. This interim financial information is the responsibility of the Company's management.

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


October 28, 1997
Chicago, Illinois

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Third Quarter 1997 Operations Compared to Third Quarter 1996

Sales increased by 8% over last year with all five divisions reporting improved results. Effective with the beginning of the third quarter of 1997, the Company adopted the policy of reporting freight revenues as a component of sales rather than offsetting freight costs that are included as a component of cost of products sold. This resulted in recognizing additional sales revenues of approximately $14 million for the third quarter of 1997. Sales and costs of products sold amounts for prior periods have not been reclassified to conform with this change.

                                            Third Quarter
(Dollars in millions)                 1997              1996           Increase
                                     ------          --------          --------
Water and Waste Treatment            $126.2            $115.0             10%
Process Chemicals                      97.8              87.7             12%
Europe                                 79.2              75.0              6%
Latin America                          27.7              27.2              2%
Pacific                                40.1              38.4              4%
                                     -------          -------
Total                                $371.0            $343.3              8%
                                    =======           =======

About two-thirds of the improvement reported by the Water and Waste Treatment Division was attributable to the change in reporting of freight revenues. Excluding the impact of freight revenues, a near double-digit increase was posted by WATERGY(R) and more modest gains were reported by UNISOLV(R) and Waste Treatment Chemicals. Freight revenues represented slightly more than one-third of the increase posted by the Process Chemicals Division. Excluding freight, solid double-digit improvements were reported by the General Industry and Pulp Technologies Groups, and the Paper Group posted a good increase. In Europe, sales by IWC, which was acquired in January 1997, and the impact of freight revenues were more than offset by the negative translation effect of the stronger U.S. dollar compared to most European currencies. However, most business units in the Division reported strong gains in local currencies. Freight revenues had insignificant effects on sales reported by the Latin America and Pacific Divisions. In Latin America, strong gains were posted by operations in Brazil, Mexico, and Venezuela. Solid improvements in local currencies reported by most operations in the Pacific Division more than offset the effect of translation impacts of the stronger U.S. dollar compared to most Pacific Rim currencies.

The gross margin of 55.5 percent for the third quarter of 1997 reflects the effect of classifying $14 million of freight revenue as a component of sales rather than as an offset to cost of products sold. Had this revenue been classified in cost of products sold, the gross margin would have been 57.7 percent compared to last year's rate of 57.2 percent. Improved margins in North America and the Pacific offset slight declines in Europe and Latin America margins.

Operating expenses (selling, service, research, etc.) were up $7.1 million over the third quarter of last year. Higher spending supported the growth in sales, and was moderated by the effect of the stronger U.S. dollar compared to most European and Pacific Rim currencies.

Interest and other income decreased by $0.4 million from a year ago. Interest expense decreased by $0.6 million from the third quarter of last year, reflecting lower average borrowings compared to a year ago.

Nalco's equity in Nalco/Exxon for the third quarter of 1997 was $6.6 million, an increase of $1.6 million over the third quarter of 1996.

The effective income tax rate for the third quarter of 1997 was 35.8 percent compared to the 36.3 percent that was reported for the third quarter of 1996.

Fully diluted earnings per share from continuing operations for the third quarter 1997 was 57 cents compared to the 52 cents for the third quarter 1996.

Net earnings per share on a fully diluted basis for the third quarter 1997 was 57 cents compared to 54 cents for the third quarter 1996, which included the results of the discontinued superabsorbent chemical business.


First Nine Months 1997 Operations Compared to First Nine Months 1996

Sales increased 10 percent with all five divisions reporting improvements. As discussed above, effective with the beginning of the third quarter of 1997, the Company adopted the policy of reporting freight revenues as a component of sales rather than as an offset to cost of products sold. Had these freight revenues been reported as a component of cost of products sold, the sales improvement for the first nine months of 1997 over 1996 would have been 9 percent.

                                   Nine Months
(Dollars in millions)                1997              1996           Increase
                                   --------          --------         --------
Water and Waste Treatment          $  349.7          $ 302.9             15%
Process Chemicals                     276.3            256.7              8%
Europe                                237.4            216.9              9%
Latin America                          83.3             79.3              5%
Pacific                               113.3            108.0              5%
                                   --------          -------
Total                              $1,060.0          $ 963.8             10%
                                   ========          =======

The Water and Waste Treatment Division sales gain of 15 percent for the first nine months of 1997 included sales by Diversey Water Technologies (DWT), a middle market water treatment business acquired in mid-1996. In addition, excluding the impact of the freight revenue reclassification previously described, a near double-digit increase was reported by WATERGY, while more modest improvements were posted by the other groups in the Division. Slightly less than 20 percent of the sales increase reported by the Process Chemicals Division was attributable to the freight revenue reclassification. Excluding the freight revenue reclassification, strong gains were posted by the General Industry and Paper Groups, and a double-digit increase was reported by the Pulp Technologies Group. Approximately three-fourths of the increase in Europe Division sales that resulted from acquired businesses and the freight revenue reclassification was offset by the translation impact of the stronger U.S. dollar compared to most European currencies. Solid gains in local currencies were reported by most operations in the Division. In Latin America, double-digit or near double-digit improvements were posted by operations in Chile, Colombia, Mexico, and Venezuela. Double-digit increases reported by China, Japan, Korea, Singapore/Malaysia, and Thailand contributed to the improvement in Pacific Division sales, which would have been over $5 million higher if translation rates were unchanged from a year ago.

The gross margin for the first nine months of 1997 was 56.4 percent compared to last year's rate of 56.3 percent, which reflects the classification of $14 million of freight revenue in the third quarter 1997 as sales rather than as an offset to cost of products sold. Had this $14 million in freight revenue been treated as a reduction of cost of products sold, the gross margin for the first nine months of 1997 would have been 57.1 percent. Improved margins in North America and higher margins of DWT, which was acquired in mid-1996, contributed to the increase.

Operating expenses (selling, service, research, etc.) for the first nine months of 1997 were up $35.0 million over last year, with DWT and IWC operations accounting for over two-thirds of the increase. Higher spending by operations in North America supported the increase in sales volumes, while increased spending by the three international divisions was largely offset by the effect of the stronger U.S. dollar compared to most European and Pacific Rim currencies.

Interest and other income for the first nine months of 1997 increased by $0.6 million compared to last year. Higher interest income and a gain on sale of assets contributed to the improvement. Interest expense decreased by $0.2 million from last year.

Nalco's equity in Nalco/Exxon for the first nine months of 1997 rose 10 percent to $19.8 million compared to last year's reported amount of $18.0 million.

The effective tax rate was 36.3 percent for the first nine months of 1997, which was equivalent to last year's rate.

Fully diluted earnings per share from continuing operations was $1.54 per share compared to $1.34 per share for the first nine months of 1996. Net earnings per share on a fully diluted basis for the first nine months of 1997 was $1.54 per share compared to $1.42 per share a year ago, which included the results of the discontinued superabsorbent chemical business.


Changes in Financial Condition

Cash and cash equivalents increased by $25.1 million during the first nine months as detailed in the Unaudited Condensed Consolidated Statement of Cash Flows.

Days sales outstanding were 63 days at September 30, 1997, down slightly from the 64 days outstanding at December 31, 1996. Working capital at September 30, 1997 totaled $109.1 million, a $13.6 million increase over the $95.5 million at December 31, 1996. The ratio of current assets to current liabilities was 1.4 to 1 at September 30, 1997.

The $21.4 million increase in goodwill is mainly attributable to the acquisitions of IWC and Nutmeg during the first quarter of 1997, the second quarter 1997 purchase of the pulp and paper enzyme business of Ciba Specialty Chemicals, Inc., and the additional investment in Taiwan Nalco Chemical Co. Ltd. These acquisitions were financed primarily by the issuance of commercial paper, which accounted for most of the increase in short-term debt.

Capital investments totaled $59.0 million for the first nine months of 1997. Major expenditures were for additional PORTA-FEED(R) units and vehicles for the sales force.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are included herein:

                 (11)    Statement Re: Computation of Earnings Per Share

                 (15)    Awareness Letter of Independent Accountants

                 (27)    Financial Data Schedule

          (b) The Registrant did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             NALCO CHEMICAL COMPANY
                                                     (Registrant)






Date:    November 13, 1997                          W. E. BUCHHOLZ
                                              ---------------------------
                                         W. E.Buchholz - Senior Vice President,
                                           Chief Financial Officer





Date:    November 13, 1997                              S. J. GIOIMO
                                                   ------------------------
                                                 S. J. Gioimo - Secretary