Form 10-K
period 1997-12-31
NALCO CHEMICAL CO
filed 1998-03-31
CIK 69598

                                                                           1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1997
                                      OR
  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from           to
                         COMMISSION FILE NUMBER 1-4957

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,584,316,152 at February 20, 1998.*

  The number of shares outstanding of each of the issuer's classes of Common Stock, as of February 20, 1998 was 66,146,687 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference into Parts I and II.

  Portions of the Registrant's Proxy Statement dated March 16, 1998 for the April 16, 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.
--------------
   * Excludes reported beneficial ownership by all directors and executive officers of the Registrant; however, this determination does not constitute an admission of affiliate status for any of these stockholders.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----
Item 1  Business..........................................................   1
        Executive Officers of the Registrant..............................   3
Item 2  Properties........................................................   4
Item 3  Legal Proceedings.................................................   5
Item 4  Submission of Matters to a Vote of Security Holders...............   5

                                    PART II

Item 5  Market for the Registrant's Common Stock and Related Security
        Holder Matters....................................................   5
Item 6  Selected Financial Data...........................................   5
Item 7  Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................   6
Item 7A Quantitative and Qualitative Disclosures About Market Risk........   6
Item 8  Financial Statements and Supplementary Data.......................   6
Item 9  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..............................................   7

                                    PART III

Item 10 Directors and Executive Officers of the Registrant................   7
Item 11 Executive Compensation............................................   7
Item 12 Security Ownership of Certain Beneficial Owners and Management....   7
Item 13 Certain Relationships and Related Transactions....................   7

                                    PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K...   7

                                    PART I

ITEM 1. BUSINESS.

  Nalco Chemical Company was incorporated in 1928 in Delaware and has its principal executive offices at One Nalco Center, Naperville, Illinois 60563-1198. Its telephone number is 630-305-1000. As used in this report, "Company" and "Nalco" refer to Nalco Chemical Company and its consolidated subsidiaries.

  Nalco is engaged in the manufacture and sale of highly specialized Service Chemicals. Specified financial information by geographic area is shown in Note 2 of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

  Nalco is in the business of providing services, chemicals, technology, equipment, and systems (monitoring and surveillance) used in water treatment, pollution control, energy conservation, steelmaking, papermaking, mining and mineral processing, electricity generation, other industrial processes and commercial building utility systems. Service Chemicals are developed, formulated and manufactured to meet specific customer needs. They are part of value added programs designed to help customers maintain a high level of operating performance and efficiency in their facilities, improve the quality of customers' end products or help customers meet environmental discharge limits in a cost-effective way. Nalco products are used for purposes such as: control of scale, corrosion, foam and fouling in cooling systems, boilers and other equipment; clarification of water; separation of liquids and solids; improved combustion; control of dust; lubrication and corrosion protection in rolling, drawing and forming of metals; improving production of pulp and qualities of paper; recovery of minerals; and specialized process applications in a variety of industries. The quality and on-site availability of technical expertise provided through highly qualified Nalco personnel are very important considerations to customers. The effective use of the Company's products requires a substantial amount of problem solving, monitoring and technical assistance on the part of Nalco employees.

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

  During October 1997, the Company acquired the assets of Chemical Technologies, Incorporated (CTI). CTI, with annual sales of approximately $18 million, is located in Jackson, Michigan and is a manufacturer and marketer of synthetic fluids and lubricants that are used in cooling and lubricating tooling employed in the machining of metal products. Also during October 1997, the Company acquired Gamus Quimica, Ltda., a Brazilian manufacturer and marketer of water treatment chemical products with annual sales of about $2 million.

  During November 1997, the Company acquired Chemco Water Technology, Inc. (Chemco). Chemco, which is located in Vancouver, Washington, manufactures and markets boiler and cooling water treatment chemicals and services to steel, paper, co-generation, chemical, petrochemical, food and beverage facilities throughout the United States. Chemco has annual sales of approximately $7 million.

  In November 1997, the Company announced it had signed a letter of intent to sell its 50 percent interest in Nalco Fuel Tech.

  In January 1998, the Company completed the acquisitions of USF Houseman Waterbehandeling BV (Houseman), a Dutch water treatment company based in Bergen op Zoom, Holland, and Trident Chemical Company (Trident) of Baton Rouge, Louisiana. Houseman provides boiler and cooling water chemicals and services to office buildings, retail outlets and manufacturing facilities throughout Holland, Spain and Belgium. Houseman has annual sales of more than $3 million. Trident manufactures and markets water treatment chemicals and services to refinery, petrochemical and utility customers throughout the Gulf Coast region of the United States. Trident had 1997 annual sales of approximately $9 million.

  In February 1998, the Company completed the merger of its South African water treatment interest with those of Chemical Services Limited. The merged entity, Nalco-Chemserve, is South Africa's largest specialty chemicals company. Estimated 1998 sales are anticipated to be approximately $35 million.

  There were no other significant changes in the markets served or in the methods of distribution since the beginning of 1997.

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

  Nalco owns or is licensed under a large number of patents relating to a number of products and processes. Nalco's rights under such patents and licenses are of significant importance in the operation of the business, but no single patent or license is believed to be material with respect to its business. Over 800 patents existed at the end of 1997 with remaining durations ranging from less than one year to 20 years with an average duration of about 10 years.

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

  Nalco's laboratories are involved in research and development of chemical products and in providing technical support, including chemical analyses of water and process samples. Research and development expenses of continuing operations amounted to $43.0 million in 1997, compared to $41.9 million in 1996 and $39.8 million in 1995.

  There were approximately 6,900 persons employed full time by Nalco at the end of 1997.

  Compliance with Federal, State, and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of Nalco. There are no material capital expenditures for environmental control facilities anticipated during 1998. Compliance with increasingly stringent regulations should not have a material effect upon earnings but may strengthen the competitive position of Nalco because of available capital and technical resources.

  Although inflation is not a significant factor domestically, the Company adjusts selling prices to maintain profit margins wherever possible. Investments are made in modern plants and equipment that will increase productivity and thereby minimize the effect of rising costs. In addition, the last-in, first-out (LIFO) valuation method is used for some of the Company's inventories, so that changing material costs are recognized in reported income and pricing decisions. The impact of inflation in foreign exchange movements at foreign subsidiaries is managed by minimizing assets exposed to currency movements and by increasing sales prices to parallel increases in local inflation rates. The Company emphasizes working capital management, frequent dividend remittance, timely settlement of intercompany account balances, foreign currency borrowings and selected hedging. In most hyperinflationary economies, the rate of local currency devaluation is related to and approximately equal to the local inflation rate. Therefore, Nalco attempts to increase its local selling prices to help offset the impact of devaluation on exposed assets and the impact of increases in local content costs.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Registrant are named below together with their principal occupation. During the last 5 years all of the executive officers have been employed by the Company.

  E. J. Mooney has been Chairman of the Board and Chief Executive Officer of the Company since 1994 and President since 1990.

  M. B. Harp has been Executive Vice President, Operations since 1995. He had been Executive Vice President, International Operations since 1993.

  W. S. Weeber has been Executive Vice President, Operations Staff since 1993.

  P. Dabringhausen has been Group Vice President, President, Pulp & Paper Division since January 1, 1998. He had been Group Vice President and President, Process Chemicals Division since 1993.

  S. D. Newlin has been Group Vice President, President, Specialty Division since January 1, 1998. He had been Group Vice President, President, Nalco Europe since 1994, and from 1992 to 1994 he was Vice President, President, Nalco Pacific.

  G. M. Brannon has been Group Vice President, President, Industrial Division since January 1, 1998. He had been Group Vice President, President, Nalco Pacific since February 1997. He was Vice President, President Nalco Pacific from 1994 to 1997, and from 1990 to 1994 he was General Manager of the Utility Chemicals Group.

  G. Pinzon has been Group Vice President, President, Nalco Latin America since February 1997. He had been Vice President, President, Nalco Latin America since 1994. He was Division Vice President, Latin America from 1989 to 1994, and Company Manager of Nalco de Venezuela, C.A. from 1992 to 1994.

  W. E. Buchholz has been Senior Vice President and Chief Financial Officer since February 1997. He had been Vice President and Chief Financial Officer since 1993.

  The corporate officers of the Registrant are usually elected at the annual meeting of directors and hold office for a term of one year.

  There is no family relationship between any of the executive officers. No arrangement or understanding exists between the executive officers and any other person pursuant to which such officers were selected as officers of the Registrant.

  For further information on the executive officers of the Registrant, please refer to the Inside Back Cover of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2. PROPERTIES.

  Nalco has facilities used to produce and store inventories and service customer needs at 11 domestic and 26 foreign locations. Primary domestic manufacturing plants are located in:

                                                                 LAND   BUILDING
                                                                 AREA     AREA
                                                                (ACRES) (SQ.FT.)
                                                                ------- --------
      Carson, California.......................................    21    84,000
      Jonesboro, Georgia.......................................    12    35,000
      Chicago, Illinois........................................    39   750,000
      Garyville, Louisiana.....................................   225   170,000
      Paulsboro, New Jersey....................................    14    34,000
      Chagrin Falls, Ohio......................................    13    28,000

  Other domestic manufacturing and/or warehouse facilities are located in:
Oklahoma City, Oklahoma; Charlotte, North Carolina; Jackson, Michigan; Baton Rouge, Louisiana; and Vancouver, Washington.

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

  Primary foreign manufacturing plants are located in:

                                                                 LAND   BUILDING
                                                                 AREA     AREA
                                                                (ACRES) (SQ.FT.)
                                                                ------- --------
      Botany, Australia........................................   10    102,000
      Suzano, Brazil...........................................   14     90,000
      Burlington, Canada.......................................   14    138,000
      Cheshire, England........................................   15    226,000
      Biebesheim, Germany......................................   28    103,000
      Cisterna di Latina, Italy................................   25    115,000
      Celra, Spain.............................................   25    109,000
      Anaco, Venezuela.........................................   43     82,000

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

  In addition to the property mentioned above, Nalco occupies general and sales offices and warehouses which are rented under short-term leases. Except for land leased in Charlotte, North Carolina; the Philippines; Saudi Arabia; Chile and The People's Republic of China, all other real property (including all production facilities) is owned by Nalco.

  While the plants are of varying ages, the Company believes that they are well maintained, are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used.

  In 1997, the Company opened a new manufacturing facility in Charlotte, North Carolina and purchased facilities in Jackson, Michigan and Vancouver, Washington. In January 1998, the Company purchased a facility located in Baton Rouge, Louisiana.

  Consolidation of operations continued in 1997 with the closing of the Clarksburg, West Virginia plant at year end.

  Capital expenditures for 1998 should approximate $100.0 million compared to the $101.4 million spent in 1997, if planned sales and earnings for 1998 are reached.

ITEM 3. LEGAL PROCEEDINGS.

  For information on this item, please refer to Note 19 of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  The Registrant's Common Stock is listed on the New York and Chicago Stock Exchanges. The number of holders of record of Common Stock, par value $0.1875 per share, at December 31, 1997 was 5,047. Dividends and Common Stock market prices, included in the Quarterly Summary appearing on page 39 of the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected Financial Data, including net sales, earnings from continuing operations, earnings from continuing operations per common share, total assets, long-term debt and cash dividends paid, are reported in the Eleven Year Summary on pages 36 and 37 of the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference.

  In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." In accordance with the requirements of SFAS 128, the Company has restated all prior period earnings per share data presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Financial Condition and Results of Operations

  Management's discussion and analysis of financial condition and results of operations, which is included in the section titled "Management's Discussion and Analysis--1997 vs. 1996," "Management's Discussion and Analysis--1996 vs. 1995" and "Management's Discussion and Analysis--Financial Condition," on pages 17 to 19 of the Company's 1997 Annual Report to Shareholders, is incorporated herein by reference.

 Liquidity and Capital Resources

  Management's discussion of liquidity and capital resources, which is included in the section titled "Management's Discussion and Analysis--Cash Flows" on pages 20 and 21 of the Company's 1997 Annual Report to Shareholders, is incorporated herein by reference.

 Year 2000 Compliance

  Management's discussion of the effects of the Year 2000 Issue, which is included in the section titled "Management's Discussion and Analysis--Year 2000 Compliance" on page 21 of the Company's 1997 Annual Report to Shareholders, is incorporated herein by reference.

 EURO Currency

  The Company has initiated actions to determine the requirements of customers, vendors and government/regulatory agencies in regard to the European Economic and Monetary Union's (EMU) conversion to a single currency
(EURO). Accordingly, no estimates are currently available for incremental costs, if any, that would be incurred to enable the Company to be compliant with any requirements that may be generated by the EMU's conversion to a single currency.

 Forward-Looking Statements

  Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and assumptions regarding the worldwide economy, technological innovation, competitive activity, interest rates, pricing, currency movements, and the development of certain markets. These statements are not guarantees of future results or events, and involve certain risks and uncertainties which are difficult to predict and many of which are beyond the control of the Company. Actual results and events could differ materially from those anticipated by the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Management's discussion of its market risk exposures and its risk management strategies, which is included in the section titled "Management's Discussion and Analysis--1997 vs. 1996" on pages 17 and 18 of the Company's 1997 Annual Report to Shareholders, is incorporated herein by reference.

  The Registrant's market-risk-sensitive instruments do not subject the Registrant to material market risk exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Report of Independent Accountants, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of the Registrant and its subsidiaries, included in the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference.

  The Quarterly Summary in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

  In 1997, the Company adopted SFAS 128, "Earnings Per Share." In accordance with the requirements of SFAS 128, the Company has restated all prior period earnings per share data presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Item 10 information is set forth in Part I, Item 1, under Executive Officers of the Registrant and also in the Company's Proxy Statement dated March 16, 1998, under Election of Directors through Election of Directors--Meeting of the Board and Committees of the Board, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information contained under Election of Directors--Directors' Remuneration and Retirement Policies through Election of Directors--Change in Control in the Company's Proxy Statement dated March 16, 1998, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information contained under Shares Outstanding and Voting Rights in the Company's Proxy Statement dated March 16, 1998, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries included in the Company's 1997 Annual Report to Shareholders are incorporated herein by reference in Item 8:

  Statements of Consolidated Financial Condition
   December 31, 1997 and 1996
  Statements of Consolidated Earnings
   Years ended December 31, 1997, 1996 and 1995
  Statements of Consolidated Cash Flows
   Years ended December 31, 1997, 1996 and 1995
  Statements of Consolidated Common Shareholders' Equity
   Years ended December 31, 1997, 1996 and 1995
  Notes to Consolidated Financial Statements
  Quarterly Summary (Unaudited)
   Years ended December 31, 1997 and 1996
  Report of Independent Accountants

  (2) The following consolidated financial statement schedule for the years 1997, 1996 and 1995 is submitted herewith:

  Report of Independent Accountants on Financial Statement Schedule

  Schedule II--Valuation and Qualifying Accounts

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (3) Exhibits

   Exhibit 3A  --Restated Certificate of Incorporation(/2/)
   Exhibit 3B  --Certificates of Correction and Amendment to the Restated
                Certificate of Incorporation(/6/)
   Exhibit 3C  --Certificate of Designations, Preferences and Rights of Series
                B ESOP Convertible Preferred Stock(/4/)
   Exhibit 3D  --Certificate of Designations, Preference and Rights of Series C
                Junior Participating Preferred Stock(/12/)
   Exhibit 3E  --By-laws(/9/)
   Exhibit 10A --Form of Key Executive Agreement(/1/)
           10B --Agreements to Restore Benefits Reduced by Excess ERISA-Related
                Limits(/1/)
           10C --Form of Death Benefit Agreement(/2/)
           10D --Management Incentive Plan(/8/)
           10E --Restricted Stock Plan(/6/)
           10F --1982 Stock Option Plan as amended April 26, 1984, January 30,
                1987, February 12, 1993, and October 17, 1996(/10/)
           10G --Deferred Compensation Plan for Directors(/3/)
           10H --Supplemental Retirement Income Plan(/5/)
           10I --1990 Stock Option Plan as amended April 23, 1992, February 12,
                1993, and October 17, 1996(/10/)
           10J --Stock Option Plan for Non-Employee Directors(/7/)
           10K --Directors Benefit Protection Trust of Nalco Chemical
                Company(/5/)
           10L --Management Benefit Protection Trust of Nalco Chemical
                Company(/5/)
           10M --Restricted Stock Trust of Nalco Chemical Company(/5/)
           10N --Performance Share Plan as amended effective February 16, 1996 and October 17, 1996(/10/)
           10O --Employee Stock Compensation Plan as amended effective January
                1, 1996 and October 17, 1996(/10/)
           10P --Non-Employee Directors Stock Compensation Plan (/8/)
   Exhibit 11  --Computation of Earnings Per Share
   Exhibit 13  --Those portions of the 1997 Annual Report to Shareholders expressly incorporated herein by reference
   Exhibit 21  --Subsidiaries of the Registrant
   Exhibit 23  --Consent of Independent Accountants
   Exhibit 27A --Financial Data Schedule
   Exhibit 27B --Restated Financial Data Schedules
   Exhibit 99A --Notice of Annual Meeting and Proxy Statement(/13/)
   Exhibit 99B --September 16, 1996 Letter to Shareholders with Summaries of the Preferred Share Purchase Rights Agreement(/11/)
   Exhibit 99C --Form 11-K Annual Report
   Exhibit Nos. 10A-10P constitute management contracts, compensation plans, or arrangements covering directors and officers of the Company.

  (b) Reports on Form 8-K filed in the fourth quarter of 1997 are: None
--------
 (/1/Incorporated)herein by reference from the Registrant's Form 10-K for the year ended 1986.
 (/2/)Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1987.
 (/3/)Incorporated herein by reference from the Registrant's Form 8-K dated July 24, 1986.
 (/4/)Incorporated herein by reference from the Registrant's Form 8-K dated May 15, 1989.
 (/5/)Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1990.
 (/6/)Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1991.
 (/7/)Incorporated herein by reference from the Registrant's Form 10-K for the year ended 1992.

 (/8/Incorporated)herein by reference from the Registrant's Notice of Annual
     Meeting and Proxy Statement dated March 18, 1996.
 (/9/)Incorporated herein by reference from the Registrant's Form 10-Q for the quarter ended June 30, 1996.
(/1//Incorporated0herein/by)reference from the Registrant's Form 10-Q for the quarter ended September 30, 1996.
(/1//Incorporated1herein/by)reference from the Registrant's Form 8-K dated
     June 24, 1996.
(/1//Incorporated2herein/by)reference from the Registrant's Form 8-A dated
     June 24, 1996.
(/1//Incorporated3herein/by)reference from the Registrant's Notice of Annual
     Meeting and Proxy Statement dated March 16, 1998.

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

                                          NALCO CHEMICAL COMPANY

                                                       E. J. Mooney
                                          By___________________________________
                                                       E. J. Mooney
                                             Chairman, Chief Executive Officer
                                                       and President

                                          Date: March 27, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 27, 1998 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

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

                H. Corless                  Director
___________________________________________
                H. Corless

                H. M. Dean                  Director
___________________________________________
                H. M. Dean

             J. P. Frazee, Jr.              Director
___________________________________________
             J. P. Frazee, Jr.

                A. L. Kelly                 Director
___________________________________________
                A. L. Kelly

                B. S. Kelly                 Director
___________________________________________
                B. S. Kelly

              F. A. Krehbiel                Director
___________________________________________
              F. A. Krehbiel

               E. J. Mooney                 Director
___________________________________________
               E. J. Mooney

               S. A. Penrose                Director
___________________________________________
               S. A. Penrose

                W. A. Pogue                 Director
___________________________________________
                W. A. Pogue

                J. J. Shea                  Director
___________________________________________
                J. J. Shea

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Nalco Chemical Company

  Our audits of the consolidated financial statements referred to in our report dated February 2, 1998 appearing on page 38 of the 1997 Annual Report to Shareholders of Nalco Chemical Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

Chicago, Illinois
February 2, 1998

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                                --------------

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         COL. A             COL. B          COL. C              COL. D       COL. E
         ------           ---------- ---------------------   ------------  ----------
                                          ADDITIONS
                                     ---------------------
                                        (1)        (2)
                                      CHARGED   CHARGED TO
                          BALANCE AT TO COSTS     OTHER                    BALANCE AT
                          BEGINNING     AND     ACCOUNTS--   DEDUCTIONS--    END OF
      DESCRIPTION         OF PERIOD  EXPENSES    DESCRIBE      DESCRIBE      PERIOD
      -----------         ---------- ---------  ----------   ------------  ----------
Reserves deducted in the
 Statements of
 Consolidated Financial
 Condition from the
 assets to which they
 apply
Allowance for doubtful
 accounts
Year Ended:
                                                               $938,000(B)
December 31, 1997.......  $4,936,000 $ 630,000   $ 22,000(A)    480,000(C) $4,170,000
                          ========== =========   ========      ========    ==========
                                                 $738,000(A)
December 31, 1996.......  $4,439,000 $ 388,000     17,000(C)   $646,000(B) $4,936,000
                          ========== =========   ========      ========    ==========
December 31, 1995.......  $5,605,000 $(648,000)  $ 73,000(C)   $591,000(B) $4,439,000
                          ========== =========   ========      ========    ==========

--------
Note A--Valuation of assets acquired.
Note B--Excess of accounts written off over recoveries.
Note C--Foreign currency translation adjustments.