Form 10-Q
period 1998-03-31
NALCO CHEMICAL CO
filed 1998-05-15
CIK 69598

FORM 10-Q


                                        SECURITIES AND EXCHANGE COMMISSION

                                               Washington D.C. 20549

(Mark One)

                                                         X
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998


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

                              Yes     X          No



The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998 was 66,191,974 shares common stock - par value $.1875 a share.

                                              NALCO CHEMICAL COMPANY


                                                       INDEX

                                                                                                         Page No.

Part I.          Financial Information:

                 Item 1.       Financial Statements

                               Condensed Consolidated Statements of
                                    Financial Condition - March 31, 1998
                                    (Unaudited) and December 31, 1997.........................................2

                               Condensed Consolidated Statements of
                                    Earnings and Comprehensive Income
                                    (Unaudited) - Three Months Ended
                                    March 31, 1998 and 1997...................................................3

                               Condensed Consolidated Statements of
                                    Cash Flows (Unaudited) - Three Months
                                    Ended March 31, 1998 and 1997.............................................4

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


Part II.         Other Information:

                 Item 4.       Submission of Matters to a
                                    Vote of Security Holders.....................................................10

                 Item 6.       Exhibits and Reports on Form 8-K...............................................10

                 Exhibit (11) - Statement Re:  Computation
                                         of Earnings Per Share................................................11

                 Exhibit (15) - Awareness Letter of Independent
                                         Accountants..........................................................13

                 Exhibit (27) - Financial Data Schedule.......................................................14

                 Signatures    ...............................................................................15

                                                             - 4 -
                          PART I. FINANCIAL INFORMATION

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                           March 31,              December 31,
                                                                             1998                    1997
(Dollars in millions)                                                     (Unaudited)               (Note)

ASSETS
Current assets
Cash and cash equivalents                                                 $   57.4                $   49.7
Accounts receivable, less allowances
     of $3.4 and $4.2, respectively                                          247.7                   241.6
Inventories
    Finished products                                                         77.1                    68.2
    Materials and work in process                                             27.4                    26.3
                                                                          --------                --------
                                                                             104.5                    94.5
Prepaid expenses, taxes and other
  current assets                                                              22.8                    23.2
                                                                          --------                --------

Total current assets                                                         432.4                   409.0

Investment in and advances
    to partnership                                                           129.9                   122.9
Goodwill, less accumulated amortization
    of $32.0 and $29.5, respectively                                         286.2                   249.4
Other assets                                                                 157.9                   167.1
Property, plant and equipment                                              1,164.8                 1,135.2
    Less allowances for depreciation                                        (665.9)                 (642.7)
                                                                          --------                --------
                                                                             498.9                   492.5
                                                                          --------                --------
                                                                          $1,505.3                $1,440.9
                                                                          ========                ========

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                                                           $   25.2                $   22.1
Accounts payable                                                             112.9                   108.1
Other current liabilities                                                    131.2                   125.4
                                                                          --------                --------
Total current liabilities                                                    269.3                   255.6

Long-term debt                                                               364.8                   335.3
Deferred income taxes                                                         34.7                    37.2
Accrued postretirement benefits                                              101.5                   100.7
Other liabilities                                                             57.9                    59.4
Shareholders' equity                                                         677.1                   652.7
                                                                          --------                --------
                                                                          $1,505.3                $1,440.9
                                                                          ========                ========

Note: The Statement of Financial Condition at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                             NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    AND COMPREHENSIVE INCOME
                                           (UNAUDITED)



                                                                          Three Months Ended
(Dollars in millions,                                                      March 31,
except per share data)                                                 1998                1997


Net sales                                                             $367.1             $334.6
Operating costs and expenses
      Cost of products sold                                            164.9              144.8
      Operating expenses                                               145.9              136.4
                                                                      ------             ------
                                                                       310.8              281.2
                                                                      ------             ------

Operating earnings                                                      56.3               53.4
Other income (expense)
      Interest and other income                                          1.0                0.8
      Interest expense(4.9)                                             (3.6)
      Equity in earnings of partnership                                  7.3                5.8
                                                                      ------             ------

Earnings before income taxes                                            59.7               56.4

Income taxes                                                            21.7               20.6
                                                                       ------            ------

Net earnings                                                            38.0               35.8

Other comprehensive income
      Foreign currency translation
          adjustments                                                   (6.9)              (9.1)
                                                                       ------             ------

Comprehensive income                                                  $ 31.1             $ 26.7
                                                                      ======             ======

Per common share:
      Net earnings - basic                                           $ 0.53            $ 0.49
                                                                     ======            ======

      Net earnings - diluted                                         $ 0.49            $ 0.46
                                                                     ======            ======

      Cash dividends                                                 $ 0.25            $ 0.25
                                                                     ======            ======


Average basic shares outstanding
      (in thousands)                                                 66,116           66,880

Average diluted shares outstanding
      (in thousands)                                                 74,570           75,364


See accompanying Notes to Condensed Consolidated Financial
      Statements (Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Three Months Ended
                                                                             March 31,
(Dollars in millions)                                                     1998           1997
                                                                          --------     ------

Cash provided by (used for)
          operating activities
      Net earnings                                                       $ 38.0          $ 35.8
      Adjustments not affecting cash
          Depreciation and amortization                                    25.6            23.8
          Other, net                                                       (9.0)           (2.4)
      Changes in current assets and
          liabilities                                                     (10.2)          (22.9)
                                                                         -------          ------

          Net cash provided by operations                                  44.4            34.3
                                                                         ------          ------

Investing activities
      Additions to property,
          plant and equipment                                             (25.8)          (16.4)
      Business purchases                                                  (23.4)          (32.2)
      Other                                                                (3.7)            5.8
                                                                         ------          ------

          Net cash (used for)
                investing activities                                      (52.9)          (42.8)
                                                                         ------          ------

Financing activities
      Cash dividends                                                      (19.4)          (19.6)
      Changes in short-term debt                                            2.3            46.8
      Changes in long-term debt                                            32.5            (1.3)
      Common stock reacquired                                              (6.3)          (18.0)
      Other                                                                 8.2             4.1
                                                                         ------          ------

          Net cash provided by
                financing activities                                       17.3            12.0
                                                                         ------          ------

Effects of foreign exchange
      rate changes                                                         (1.1)          (1.3)
                                                                          ------         ------

          Increase in cash and
                cash equivalents                                         $  7.7          $  2.2
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

                                                   March 31, 1998


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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 1998 and 1997. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, Price Waterhouse LLP. The Independent Accountants' Review Report is included on page 7.


NOTE B -- EARNINGS PER SHARE

Tables which detail the computations of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 are included in Exhibit (11) on pages 11 and 12.

NOTE C -- SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:

                                                                          March 31,             December 31,
(Dollars in millions,                                                       1998                  1997
                                                                          ------------            --------
 except per share figures)

Preferred stock par value $1.00 per share; authorized 2,000,000 shares; Series B
    ESOP Convertible
       Preferred Stock - 382,884 shares
       at March 31, 1998 and 383,774
       shares at December 31, 1997                                         $   0.4                 $   0.4
    Series C Junior Participating
       Preferred Stock - none issued                                           -                       -
    Capital in excess of par value
       of shares                                                             183.8                   184.1
    Unearned ESOP compensation                                              (140.5)                 (151.1)
                                                                          --------                 -------
                                                                              43.7                    33.4

Common stock -
    par value $.1875 per share;
    authorized 200,000,000 shares;
    issued 80,287,568 shares                                                  15.1                    15.1
    Capital in excess of par value
       of shares                                                              43.7                    40.8
Common stock reacquired - at cost
    14,095,594 shares at
    March 31, 1998 and 14,251,003
    shares at December 31, 1997                                             (420.9)                 (420.4)
Retained earnings                                                          1,091.3                 1,072.7
Accumulated other comprehensive income                                       (95.8)                  (88.9)
                                                                          --------                 -------
Total shareholders' equity                                                $  677.1                 $ 652.7
                                                                          ========                 =======

NOTE D--ACQUISITIONS

During the first quarter 1998, the Company acquired three businesses that operate in Nalco's core markets of water treatment and process chemicals. Each of the acquisitions was accounted for as a purchase and, accordingly, the operating results of each business were included in the consolidated results of the Company from its respective acquisition date. The combined purchase price of these businesses was approximately $23 million. The Company is in the process of evaluating the assets that were purchased and the liabilities that were assumed and, accordingly, will make any necessary adjustments to the recorded value of the acquired assets and liabilities.

Effective January 1998, the Company merged its South African affiliate company with the water treatment interests of Chemical Services Limited, South Africa's largest specialty chemicals company. The merged entity, Nalco-Chemserve, is South Africa's largest water treatment company. In connection with the merger, Nalco obtained a controlling interest in Nalco-Chemserve and, accordingly, has consolidated the results of Nalco-Chemserve from January 1, 1998.

The pro forma impact as if these acquisitions had occurred at the beginning of 1998 is not significant.

In April 1998, the Company acquired three additional businesses that also operate in the Company's core markets of water treatment and process chemicals for a combined purchase price of approximately $90 million.

REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of March 31, 1998, and for the three month period then ended. This interim financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the statement of consolidated financial condition as of December 31, 1997, and the related statements of consolidated earnings, of cash flows and of common shareholders' equity for the year then ended (not presented herein), and in our report dated February 2, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1997, is fairly stated in all material respects in relation to the statement of consolidated financial condition from which it has been derived.


Price Waterhouse LLP

By: Robert R. Ross
       Engagement Partner


April 16, 1998
Chicago, Illinois

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

First Quarter 1998 Operations Compared to First Quarter 1997

Sales increased 10 percent over last year with five of the six divisions reporting higher results. Changes in volume, mix and price increased sales 6 percent over year-ago results. Acquisitions and the consolidation of Nalco-Chemserve resulted in an additional 6 percent sales gain. Effective July 1, 1997, the Company adopted the policy of reporting freight revenues as a component of sales rather than reclassifying this revenue against freight costs that are included as a component of cost of products sold. This resulted in recognizing additional revenues of approximately $14 million for the first quarter 1998. Adverse foreign currency translation effects resulting from the stronger U.S. dollar compared to virtually all European, Latin American and Asian currencies reduced first quarter 1998 sales by $21 million or 6 percent. Sales for the first quarter 1998 and 1997 by major operating unit were as follows:

                                    First Quarter         Increase
(Dollars in millions)               1998      1997        (Decrease)
                                   --------   --------   ----------
Industrial                         $112.8     $ 96.5        17%
Specialty                            78.0       68.2        14%
Pulp & Paper                         82.3       78.9         4%
Process                              48.1       44.6         8%
Latin America                        21.7       19.1        14%
Pacific                              24.2       27.3       (11%)
                                   -------  -------
Total                              $367.1     $334.6        10%
                                  =======    =======

The Industrial Division reported a sales gain of 17 percent. Sales by Nalco-Chemserve, which was formed at the beginning of 1998 by merging Nalco's affiliate in South Africa with the water treatment interests of Chemical Services Limited, and other acquisitions had a 10 percent positive effect on Industrial Division sales. Freight revenue increased sales 6 percent, while the translation effect of the stronger U.S. dollar reduced sales 3 percent. Acquisitions and freight revenues accounted for slightly more than three-fourths of the Specialty Division's 14 percent increase in sales, while translation rate changes had a 2 percent negative impact on Specialty Division sales. Revenue growth in both the Industrial and Specialty Divisions was also adversely affected by this year's unusually warm winter. The Pulp and Paper Division posted a 4 percent sales improvement. The increase in sales attributable to freight revenues was largely offset by the translation effect of the stronger U.S. dollar. Acquisitions and freight revenues increased Process Division sales 14 percent over a year ago, while the translation effect of the stronger U.S. dollar reduced sales 5 percent. Process Division sales were slowed by the current low prices for metals, leading to reduced industry output, and by continued slowness in the coal industry in the eastern United States. The Latin America Division reported a 14 percent improvement despite the translation effect of the stronger U.S. dollar which reduced sales 8 percent. Double-digit gains in local currencies were posted by most operations in the Division. Despite a strong increase in local currency sales by nearly all operations in the Pacific Division, reported sales decreased by 11 percent from last year due to the translation effect of the severe decline in the values of most Asian currencies against the U.S. dollar. The effect of freight revenues and acquisitions on Latin America and Pacific Division sales was negligible.

The gross margin was 55.1 percent for the first quarter 1998. The first quarter 1998 gross margin reflects the classification of $14 million of freight revenue as a component of sales rather than as an offset to cost of products sold. On a comparable basis with 1997, the gross margin would have been 57.3 percent compared to 56.7 percent for the first quarter 1997. This improvement was mainly attributable to greater manufacturing and purchasing efficiencies.

Operating expenses (selling, administrative and research) were up $9.5 million over the first quarter of last year. Expenses attributable to newly acquired companies and investment in new field engineers in select markets account for most of the increase.

Interest expense increased $1.3 million over the first quarter of last year which reflects higher borrowings to finance acquisitions and stock repurchases.

Nalco's equity in Nalco/Exxon for the first quarter 1998 was $7.3 million, up $1.5 million over the first quarter 1997. Improved market conditions, particularly in international oil field chemicals, contributed to this increase.

The effective income tax rate for the first quarter 1998 was 36.3 percent compared to the 36.5 percent that was reported for the first quarter 1997.

Net earnings as a percent to sales was 10.4 percent for the first quarter 1998, as compared to last year's return on sales of 10.7 percent. On a comparable basis, without freight revenue classified as sales, net earnings would have been
10.8 percent of sales for the first quarter 1998. Net earnings per share on a diluted basis was 49 cents for the first quarter 1998 compared to 46 cents for the first quarter 1997.

Changes in Financial Condition

Cash and cash equivalents increased by $7.7 million during the first three months as detailed in the Unaudited Condensed Consolidated Statement of Cash Flows.

Days sales outstanding were 59 days at March 31, 1998, down slightly from the 61 days outstanding at December 31, 1997. Working capital at March 31, 1998 totaled $163.1 million, a $9.7 million increase over the $153.4 million at December 31, 1997. The ratio of current assets to current liabilities was 1.6 to 1 at March 31, 1998.

The $36.8 million increase in goodwill is mainly attributable to acquisitions and the consolidation of Nalco-Chemserve. Acquisitions were financed primarily by the issuance of commercial paper, which is classified as long-term debt and accounts for most of the increase in long-term debt.

Capital investments totaled $25.8 million for the first quarter of 1998. Major expenditures included additional investments to install the Company's new global management information systems, manufacturing process improvements, additional PORTA-FEED(R) units and vehicles for the sales force.

On May 12, 1998, the Company issued $150 million of 6.25% unsecured notes under a shelf registration statement filed with the Securities and Exchange Commission in April 1998. The notes are due May 15, 2008. Proceeds from the issuance will be used to reduce outstanding commercial paper borrowings. Notes up to $250 million remain available under the shelf registration statement.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Nalco Chemical Company was held on April 16, 1998, for the purpose of electing four Class II Directors and one Class III Director; approving the appointment of independent accountants; and a shareholder proposal regarding endorsement of the CERES Principles. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected.

The vote electing the individual directors was as follows:

         Class II Director                Shares Voted "For"                    Shares Withheld
         -----------------                ------------------                    ---------------
         H. Corless                           65,961,738                            907,661
         H. M. Dean                           65,974,465                            894,934
         E. J. Mooney                         65,976,734                            892,665
         S. A. Penrose                        65,951,795                            917,604

         Class III Director               Shares Voted "For"                    Shares Withheld
         B. S. Kelly                                65,709,089                     1,160,310

The appointment of Price Waterhouse LLP as independent accountants for the Company was approved:

         Shares Voted "For"               Shares Voted "Against"                Shares Abstaining
            65,751,792                            425,726                            691,881


The Shareholder Proposal regarding endorsement of the CERES Principles was not approved:

        Shares Voted "For"       Shares Voted "Against"       Shares Abstaining           Broker Non-Votes
            7,732,863                51,146,333                   2,631,537                   5,358,666




Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are included herein:

                 (11)    Statement Re: Computation of Earnings Per Share

                 (15)    Awareness Letter of Independent Accountants

                 (27)    Financial Data Schedule

          (b) The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             NALCO CHEMICAL COMPANY
                                                     (Registrant)






Date:    May 15, 1998                                  W. E. BUCHHOLZ
                                                  ---------------------------
                                                  W. E. Buchholz - Senior
                                                  Vice President,
                                                  Chief Financial Officer





Date:    May 15, 1998                                      S. J. GIOIMO
                                                       -----------------------
                                                      S. J. Gioimo - Secretary