Form 10-Q
period 1998-06-30
NALCO CHEMICAL CO
filed 1998-08-13
CIK 69598

FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION

                                               Washington D.C. 20549

(Mark One)

                                                         X
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended June 30, 1998


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

                              Yes     X          No



The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998 was 65,902,695 shares common stock - par value $.1875 a share.

                                              NALCO CHEMICAL COMPANY


                                                       INDEX

                                                                                                           Page No.




Part I.          Financial Information:

                 Item 1.       Financial Statements

                               Condensed Consolidated Statements of
                                    Financial Condition - June 30, 1998
                                    (Unaudited) and December 31, 1997.........................................2

                               Condensed Consolidated Statements of
                                    Earnings and Comprehensive Income
                                    (Unaudited) - Three Months and Six Months
                                    Ended June 30, 1998 and 1997..............................................3

                               Condensed Consolidated Statements of
                                    Cash Flows (Unaudited) - Three Months and
                                    Six Months Ended June 30, 1998 and 1997...................................4

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


Part II.         Other Information:

                 Item 5.       Other Information..............................................................13

                 Item 6.       Exhibits and Reports on Form 8-K...............................................13

                 Exhibit (3)(ii) - By-Laws....................................................................14

                 Exhibit (11) - Statement Re:  Computation
                                         of Earnings Per Share................................................31

                 Exhibit (15) - Awareness Letter of Independent
                                         Accountants..........................................................33

                 Exhibit (27) - Financial Data Schedule.......................................................34

                 Signatures...................................................................................35





                                           PART I. FINANCIAL INFORMATION

                                      NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                          June 30,                December 31,
                                                                           1998                       1997
(Dollars in millions)                                                     (Unaudited)               (Note)

ASSETS
Current assets
Cash and cash equivalents                                                 $   46.0                $   49.7
Accounts receivable, less allowances
     of $3.4 and $4.2, respectively                                          273.2                   241.6
Inventories
    Finished products                                                         82.6                    68.2
    Materials and work in process                                             29.6                    26.3
                                                                          --------                --------
                                                                             112.2                    94.5
Prepaid expenses, taxes and other
  current assets                                                              25.2                    23.2
                                                                          --------                --------
Total current assets                                                         456.6                   409.0

Investment in and advances
    to partnership                                                           130.3                   122.9
Goodwill, less accumulated amortization
    of $34.2 and $29.5, respectively                                         364.9                   249.4
Other assets                                                                 161.2                   167.1
Property, plant and equipment                                              1,185.8                 1,135.2
    Less allowances for depreciation                                        (681.4)                 (642.7)
                                                                          --------                --------
                                                                             504.4                   492.5
                                                                          --------                --------
                                                                          $1,617.4                $1,440.9
                                                                          ========                ========

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                                                           $   27.3                $   22.1
Accounts payable                                                             112.1                   108.1
Other current liabilities                                                    120.5                   125.4
                                                                          --------                --------
Total current liabilities                                                    259.9                   255.6

Long-term debt                                                               480.6                   335.3
Deferred income taxes                                                         37.0                    37.2
Accrued postretirement benefits                                              102.5                   100.7
Other liabilities                                                             57.6                    59.4
Shareholders' equity                                                         679.8                   652.7
                                                                          --------                --------
                                                                          $1,617.4                $1,440.9
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

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).





                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                     Three Months Ended                     Six Months Ended
(Dollars in millions,                                                      June 30,                              June 30,
except per share data)                                                1998               1997             1998             1997
                                                                     ------              ------           ------           -----


Net sales                                                             $403.0             $354.4           $770.1           $689.0
Operating costs and expenses
      Cost of products sold                                            181.2              152.6            346.1            297.4
      Operating expenses                                               156.5              142.4            302.4            278.8
                                                                      ------             ------           ------           ------
                                                                       337.7              295.0            648.5            576.2
                                                                      ------             ------           ------           ------

Operating earnings                                                      65.3               59.4            121.6            112.8
Other income (expense)
      Other income and expense - net                                    (0.3)               0.4              0.7              1.2
      Interest expense                                                  (6.9)              (3.8)           (11.8)            (7.4)
      Equity in earnings of partnership                                  7.6                7.4             14.9             13.2
                                                                      ------             ------           ------           ------

Earnings before income taxes                                            65.7               63.4            125.4            119.8

Income taxes                                                            23.7               23.3             45.4             43.9
                                                                      ------             ------           ------           ------

Net earnings                                                            42.0               40.1             80.0             75.9

Other comprehensive income
      Foreign currency translation
          adjustments                                                   (4.9)             (5.5)            (11.8)           (14.6)
                                                                       ------            ------             ------           ------

Comprehensive income                                                   $ 37.1           $ 34.6             $ 68.2           $ 61.3
                                                                       ======           ======             ======           ======

Per common share:
      Net earnings - basic                                            $ 0.59            $ 0.56             $ 1.12          $ 1.05
                                                                      ======            ======             ======          ======

      Net earnings - diluted                                          $ 0.55            $ 0.51             $ 1.04          $ 0.97
                                                                      ======            ======             ======          ======

      Cash dividends                                                  $ 0.25            $ 0.25             $ 0.50          $ 0.50
                                                                       ======           ======             ======          ======


Average basic shares outstanding
      (in thousands)                                                   66,070           66,749             66,079          66,823

Average diluted shares outstanding
      (in thousands)                                                   74,270           75,131             74,402          75,253


See accompanying Notes to Condensed Consolidated Financial
      Statements (Unaudited).




                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                        Three Months Ended                 Six Months Ended
                                                                              June 30,                         June 30,
(Dollars in millions)                                                    1998           1997              1998          1997
                                                                       --------      ---------            --------      ------

Cash provided by (used for)
          operating activities
      Net earnings                                                       $ 42.0          $ 40.1           $ 80.0          $ 75.9
      Adjustments not affecting cash
          Depreciation and amortization                                    26.9            25.7             52.5            49.5
          Other, net                                                        3.0            (0.8)            (6.0)           (3.2)
      Changes in current assets and
          liabilities                                                     (26.8)           (1.3)           (37.0)          (24.2)
                                                                          ------          ------           ------          ------

          Net cash provided by operations                                  45.1            63.7             89.5            98.0
                                                                         ------          ------           ------          ------

Investing activities
      Additions to property,
          plant and equipment                                             (32.4)          (22.2)           (58.2)          (38.6)
      Business purchases                                                  (95.0)           (7.6)          (118.4)          (39.8)
      Other                                                                (6.3)          (11.0)           (10.0)           (5.2)
                                                                         ------          ------           ------          ------

          Net cash (used for)
                investing activities                                     (133.7)          (40.8)          (186.6)          (83.6)
                                                                         ------          ------           ------          ------

Financing activities
      Cash dividends                                                      (19.5)          (19.6)          (38.9)           (39.2)
      Changes in short-term debt                                           (0.3)           (4.9)             2.0            41.9
      Changes in long-term debt                                            117.7            7.6            150.2             6.3
      Common stock reacquired                                             (19.3)           (4.0)           (25.6)          (22.0)
      Other                                                                (0.8)            3.8              7.4             7.9
                                                                         ------          ------           ------          ------

          Net cash provided by (used for)
                financing activities                                       77.8           (17.1)            95.1            (5.1)
                                                                         ------          ------           ------          ------

Effects of foreign exchange
      rate changes                                                         (0.6)            0.3             (1.7)           (1.0)
                                                                          ------         ------            ------          ------

          Increase (decrease)in cash
                and cash equivalents                                     $(11.4)         $  6.1           $ (3.7)         $  8.3
                                                                         ======          ======           ======          ======



See accompanying Notes to Condensed Consolidated Financial Statements
Unaudited).





                                       NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                     (UNAUDITED)

                                                    June 30, 1998


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

It is the  opinion  of  management  that the  unaudited  condensed  consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month and six month periods ended June 30, 1998 and 1997. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, PricewaterhouseCoopers LLP. The Independent Accountants' Review Report is included on page 8.


NOTE B -- EARNINGS PER SHARE

Tables which detail the computations of basic and diluted earnings per share for the three months and six months ended June 30, 1998 and 1997 are included in Exhibit (11) on pages 31 and 32.

NOTE C -- SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:

                                                                           June 30,              December 31,
(Dollars in millions,                                                       1998                    1997
                                                                          ------------           -----------
 except per share figures)

Preferred stock par value $1.00 per share; authorized 2,000,000 shares; Series B
    ESOP Convertible
       Preferred Stock - 379,192 shares
       at June 30, 1998 and 383,774
       shares at December 31, 1997                                         $   0.4                 $   0.4
    Series C Junior Participating
       Preferred Stock - none issued                                           -                       -
    Capital in excess of par value
       of shares                                                             182.0                   184.1
    Unearned ESOP compensation                                              (140.5)                 (151.1)
                                                                          --------                 -------
                                                                              41.9                    33.4

Common stock -
    par value $.1875 per share;
    authorized 200,000,000 shares;
    issued 80,287,568 shares                                                  15.1                    15.1
    Capital in excess of par value
       of shares                                                              45.6                    40.8
Common stock reacquired - at cost
    14,384,873 shares at
    June 30, 1998 and 14,251,003
    shares at December 31, 1997                                             (435.9)                 (420.4)
Retained earnings                                                          1,113.8                 1,072.7
Accumulated other comprehensive income                                      (100.7)                  (88.9)
                                                                          --------                 -------
Total shareholders' equity                                                $  679.8                 $ 652.7
                                                                          ========                 =======

NOTE D--ACQUISITIONS

During the first six months of 1998, the Company acquired nine businesses that operate in Nalco's core markets of water treatment and process chemicals. Each of these acquisitions was accounted for as a purchase and, accordingly, the operating results of each business were included in the consolidated results of the Company from its respective acquisition date. The combined purchase price of these businesses was approximately $118 million. The Company is in the process of evaluating the assets that were purchased and the liabilities that were assumed and, accordingly, will make any necessary adjustments to the recorded value of the acquired assets and liabilities.

Effective January 1998, the Company merged its South African affiliate company with the water treatment interests of Chemical Services Limited, South Africa's largest specialty chemicals company. The merged entity, Nalco-Chemserve is South Africa's largest water treatment company. In connection with the merger, Nalco obtained a controlling interest in Nalco-Chemserve and, accordingly, has consolidated the results of Nalco-Chemserve from January 1, 1998.

The pro forma impact as if these acquisitions had occurred at the beginning of 1997 is not significant.

NOTE E--EFFECTS OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes reporting standards for the way that enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated unless it is impracticable to do so. The adoption of SFAS 131 will have no impact on the Company's results of operations, financial position or cash flows.

In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for earlier periods provided for comparative purposes are required to be restated. The adoption of SFAS 132 will have no impact on the Company's results of operations, financial position or cash flows.

In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of SOP 98-1. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Company currently plans to adopt SOP 98-1 in January 1999 and expects its application will not have a material effect on the Company's results of operations, financial position or cash flows.

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 requires adoption of its provisions for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which it is adopted and should be reported as the cumulative effect of a change in accounting principle. Restatement of previously issued financial statement is not permitted. The Company plans to adopt SOP 98-5 in January 1999 and is currently assessing the impact of its application.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivatives and the resulting designations. SFAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 17, 1998. The Company presently believes that the application of SFAS 133, when adopted, will not have a material effect on the Company's results of operations, financial position or cash flows. The Company makes limited use of derivatives to manage well-defined interest rate and foreign exchange exposures. The Company does not hold or issue derivatives for trading purposes.







REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of June 30, 1998, and for the three month and six month periods then ended. This interim financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the statement of consolidated financial condition as of December 31, 1997, and the related statements of consolidated earnings, of cash flows and of common shareholders' equity for the year then ended (not presented herein), and in our report dated February 2, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1997, is fairly stated in all material respects in relation to the statement of consolidated financial condition from which it has been derived.


PricewaterhouseCoopers LLP

By: Robert R. Ross
       Engagement Partner


July 22, 1998
Chicago, Illinois





Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Second Quarter 1998 Operations Compared to Second Quarter 1997

Sales increased by 14 percent over last year with five of the six divisions reporting improved results. Changes in volume, mix and price increased sales nearly 6 percent over year-ago results. Acquisitions and the consolidation of Nalco-Chemserve resulted in an additional 10 percent sales gain. Effective July 1, 1997, the Company adopted the policy of reporting freight revenues as a component of sales rather than reclassifying this revenue against freight costs that are included as a component of cost of products sold. This resulted in recognizing additional sales revenues of approximately $16 million for the second quarter 1998. Adverse foreign currency translation effects resulting from the stronger U.S. dollar compared to virtually all European, Latin American and Asian currencies reduced second quarter sales by $23 million or 6 percent. Sales for the second quarter 1998 and 1997 by major operating unit were as follows:

                                    Second Quarter
(Dollars in millions)           1998              1997            Increase
                              --------          --------         ---------
Industrial                     $122.6            $103.1              19%
Specialty                        86.0              74.6              15%
Pulp & Paper                     93.4              82.4              13%
Process                          50.9              45.0              13%
Latin America                    21.8              20.9               4%
Pacific                          28.3              28.4               -%
                              -------           -------
Total                          $403.0            $354.4              14%
                              =======           =======

In the second quarter, sales by the Industrial Division were up 19 percent over last year. About two-thirds of the increase was attributable to acquisitions and sales by Nalco-Chemserve, which was formed at the beginning of 1998 by the merging of Nalco's affiliated company in South Africa with the water treatment interests of Chemical Services Limited. Acquisitions accounted for slightly less than three-fourths of the 15 percent improvement which was posted by the
Specialty Division and about two-thirds of the Pulp & Paper Division's 13 percent increase. Acquisitions also contributed to the 13 percent improvement in Process Division sales, but the translation effect of the stronger U.S. dollar compared to most foreign currencies offset over half the increase from acquisitions. Pacific Division sales were flat due to the stronger U.S. dollar, although operations in China, India and Japan reported strong double-digit increases. Operations in Argentina and Mexico accounted for most of the improvement in the Latin America Division. Freight revenues and acquisitions had a minimal impact on Pacific and Latin America Division sales.

The gross margin was 55.1 percent for the second quarter 1998, and includes the classification of $16 million of freight revenue as a component of sales rather than as an offset to cost of products sold. On a comparable basis with 1997, the gross margin would have been 57.3 percent, slightly higher than the 56.9 percent reported for the second quarter 1997.

Operating expenses (selling, administrative and research) were up $14.1 million over the second quarter of last year. Expenses attributable to newly acquired companies and investment in new field engineers in select markets account for most of the increase.

Interest expense increased $3.1 million over the second quarter of last year which reflects higher borrowings to finance acquisitions and stock repurchases.

Nalco's equity in Nalco/Exxon for the second quarter 1998 was $7.6 million, up slightly over the second quarter 1997.

The effective income tax rate for the second quarter 1998 was 36.1 percent compared to the 36.8 percent that was reported for the second quarter 1997.

Net earnings as a percent to sales was 10.4 percent for the second quarter 1998, as compared to last year's return on sales of 11.3 percent. On a comparable basis, without freight revenue classified as sales, net earnings would have been
10.9 percent of sales for the second quarter 1998. Basic net earnings per share for the second quarter 1998 was 59 cents compared to the 56 cents for the second quarter 1997. Net earnings per share on a diluted basis was 55 cents for the second quarter 1998 compared to 51 cents for the second quarter 1997.

First Six Months 1998 Operations Compared to First Six Months 1997

Sales rose 12 percent with all divisions except the Pacific Division reporting increases. Changes in volume, mix and price increased sales about 6 percent over last year, while acquisitions and the consolidation of Nalco-Chemserve contributed an additional 8 percent. The policy of reporting freight revenues as a component of sales rather than offsetting freight expenses in cost of products sold, effective July 1, 1997, increased sales an additional 4 percent over last year. However, the translation effect of the stronger U.S. dollar compared to most other currencies reduced sales 6 percent. Sales for the first six months of 1998 and 1997 by major operating unit were as follows:

                                         Six Months                   Increase
(Dollars in millions)             1998              1997             (Decrease)
                                --------          --------           ----------
Industrial                       $235.4            $199.6              18%
Specialty                         164.0             142.8              15%
Pulp & Paper                      175.7             161.3               9%
Process                            99.0              89.6              10%
Latin America                      43.5              40.0               9%
Pacific                            52.5              55.7              (6%)
                                -------           -------
Total                            $770.1            $689.0              12%
                                =======           =======

The Industrial Division reported an 18 percent increase over the first six months of 1997, with sales by acquired companies and Nalco-Chemserve accounting for slightly less than two-thirds of the increase. Specialty Division sales rose by 15 percent with acquisitions contributing over half the increase. Acquisitions also accounted for approximately one-half of the 9 percent improvement in sales which was posted by the Pulp & Paper Division. The 10 percent improvement in Process Division sales was largely attributable to acquisitions, but the translation effect of the stronger U.S. dollar compared to most foreign currencies offset nearly half the increase from acquisitions. Double-digit sales gains in Latin America were reported by operations in Argentina, Mexico and in the Venezuela/Central America/Caribbean region. Pacific Division sales were adversely affected by currency translation rate changes which negated strong double-digit sales gains by operations in China, India, Japan and the Philippines. Freight revenues and acquisitions had a minimal impact on Pacific and Latin America Division sales.

The gross margin was 55.1  percent for the first six months of 1998  compared to
56.8 percent for the six months ended June 30, 1997. The 1998 drop in gross margin reflects the effect of classifying over $30 million of freight revenues as sales rather than as a reduction of cost of products sold. The gross margin for the six months ended June 30, 1998 would have been 57.4 percent had freight revenues been reported on a comparable basis with last year.

Operating  expenses  (selling,  administrative  and  research)  increased  $23.6 million over the same period last year, which was mainly attributable to acquisitions and the addition of new field engineers in select markets.

Interest expense rose $4.4 million to $11.8 million for the six months ended June 30, 1998, which reflects higher borrowing levels to finance acquisitions and stock repurchases.

Nalco's equity in the operations of Nalco/Exxon increased $1.7 million over last year's reported amount of $13.2 million.

The effective income tax rate for the first six months of 1998 was 36.2 percent compared to the 36.6 percent that was reported for the first six months of 1997.

Net earnings per share on a diluted basis for the first six months of 1998 was $1.04 compared to 97 cents for the first six months of 1997, an improvement of 7 percent.

Changes in Financial Condition

Cash and cash equivalents decreased by $3.7 million during the first six months as detailed in the Unaudited Condensed Consolidated Statement of Cash Flows.

Days sales outstanding were 61 days at June 30, 1998 and December 31, 1997. Working capital at June 30, 1998 totaled $196.7 million, a $43.3 million increase from the $153.4 million at December 31, 1997. The ratio of current assets to current liabilities was 1.8 to 1 at June 30, 1998.

The $115.5 million increase in goodwill is mainly attributable to acquisitions and the consolidation of Nalco-Chemserve. Acquisitions were financed primarily by the issuance of commercial paper. On May 12, 1998 the Company issued $150 million of 6.25% unsecured notes under a shelf registration statement filed with the Securities and Exchange Commission in April 1998. The notes are due May 15, 2008. Proceeds from the issuance were used to reduce outstanding commercial paper borrowings. This issuance accounts for most of the increase in long-term debt. Notes up to $250 million remain available under the shelf registration statement.

Capital investments totaled $58.2 million for the first six months of 1998. Major expenditures included additional investments to install the Company's new global management information systems, additional PORTA-FEED(R) units, vehicles for the sales force and manufacturing improvements.

Effects of New Accounting Standards

There are several recently issued accounting standards that are pending adoption by the Company. See Note E of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

Year 2000 Compliance

The Company is engaged in a program to detect problems that may result from the Year 2000 issue. The program addresses Year 2000-related problems that may arise in all areas at risk including suppliers, transportation providers, information systems, manufacturing, facilities, and customers. Management fully expects this program to address potential problems in a timely fashion and ensure no disruption in operations. Failure by Nalco or other parties to address Year 2000 issues, however, could have a material impact on the Company's ability to conduct its business. The Company's risks include, but are not limited to, disruptions in the manufacture of products; the inability to service, ship products to, and invoice its customers; difficulty in the collection of payments from customers; and difficulty in remitting payments to vendors and other suppliers.

A major aspect of the Company's Year 2000 compliance is the investment of approximately $50 million for the worldwide implementation of new business and management information systems. The systems, based on software purchased from SAP America, Inc., are Year 2000 compliant and will provide an integrated suite of core business applications to support all major functions worldwide. Implementation is expected to be completed at the parent company in the United States during the first half of 1999. The Company's Canadian operation is already operating on the new systems.

Implementation of the new systems in other geographic regions is not expected to be completed until after January 1, 2000. However, the Company has converted its legacy business processing systems to Year 2000 compliance in Europe, as well as in most of Latin America and the Pacific.

The Company is conducting Year 2000 reviews of its manufacturing facilities worldwide and plans to implement any necessary remediation well before 2000. Key suppliers are being identified and sent questionnaires about their Year 2000 compliance. Management believes that the Company is well prepared for the Year 2000.

Other than the investments in new systems, the costs of conducting the Year 2000 program are being expensed as incurred and are not expected to have a material impact on the results of operations.

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements that are based on current expectations, estimates and assumptions regarding the worldwide economy, technological innovation, competitive activity, interest rates, pricing, currency movements, and the development of certain markets. These statements are not guarantees of future results or events, and involve certain risk and uncertainties which are difficult to predict and many of which are beyond the control of the Company. Actual results and events could differ materially from those anticipated by the forward-looking statements.








                           PART II. OTHER INFORMATION


Item 5.  Other Information

The Company's By-laws require that for a non-Rule 14a-8 proposal to be properly raised by a stockholder at an annual meeting, the stockholder must have given notice in writing to the Secretary of Nalco, delivered or mailed and received at the principal offices of the Corporation not less than 90 days before the anniversary date of the prior years' annual meeting. The notice procedures and information required are set forth in Article II, Section 9 and Article III,
Section 3 of the Company's By-laws. The latest amended By-laws are filed as an Exhibit to this Form 10-Q.



Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are included herein:

                 (3)(ii)     By-Laws

                 (11)        Statement Re: Computation of Earnings Per Share

                 (15)        Awareness Letter of Independent Accountants

                 (27)        Financial Data Schedule

          (b) The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             NALCO CHEMICAL COMPANY
                                                     (Registrant)






Date:    August 13, 1998                             W. E. BUCHHOLZ
                                               ---------------------------
                                       W. E. Buchholz - Senior Vice President,
                                                       Chief Financial Officer






Date:    August 13, 1998                                          S. J. GIOIMO
                                                    ---------------------------
                                                       S. J. Gioimo - Secretary