Form 10-Q
period 1998-09-30
NALCO CHEMICAL CO
filed 1998-11-13
CIK 69598

FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION

                                               Washington D.C. 20549

(Mark One)

                                                         X
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended September 30, 1998


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

                              Yes     X          No



The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998 was 65,493,692 shares common stock - par value $.1875 a share.

                                              NALCO CHEMICAL COMPANY


                                                       INDEX

                                                                                                         Page No.

Part I.          Financial Information:

                 Item 1.       Financial Statements

                               Condensed Consolidated Statements of
                                    Financial Condition - September 30, 1998
                                    (Unaudited) and December 31, 1997.........................................2

                               Condensed Consolidated Statements of
                                    Earnings and Comprehensive Income
                                    (Unaudited) - Three Months and Nine Months
                                    Ended September 30, 1998 and 1997.........................................3

                               Condensed Consolidated Statements of
                                    Cash Flows (Unaudited) - Three Months and
                                    Nine Months Ended September 30, 1998 and 1997.............................4

                               Notes to Condensed Consolidated Financial
                                    Statements (Unaudited)....................................................5

                               Report of Independent Accountants on
                                    Review of Interim Financial Information...................................9

                 Item 2.       Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations.............................................................10


Part II.         Other Information:

                 Item 6.       Exhibits and Reports on Form 8-K...............................................16

                 Exhibit (11) - Statement Re:  Computation
                                         of Earnings Per Share................................................17

                 Exhibit (15) - Awareness Letter of Independent
                                         Accountants..........................................................19

                 Exhibit (27) - Financial Data Schedule.......................................................20

                 Signatures  .................................................................................21




                                                    - 21 -
                                           PART I. FINANCIAL INFORMATION

                                 NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                        September 30,          December 31,
                                                                           1998                     1997
(Dollars in millions)                                                    (Unaudit                 (Note)

ASSETS
Current assets
Cash and cash equivalents                                                 $   44.7                $   49.7
Accounts receivable, less allowances
     of $4.6 and $4.2, respectively                                          288.4                   241.6
Inventories
    Finished products                                                         88.6                    68.2
    Materials and work in process                                             26.6                    26.3
                                                                          --------                --------
                                                                             115.2                    94.5
Prepaid expenses, taxes and other
  current assets                                                              26.1                    23.2
                                                                          --------                --------
Total current assets                                                         474.4                   409.0

Investment in and advances
    to partnership                                                           129.8                   122.9
Goodwill, less accumulated amortization
    of $37.2 and $29.5, respectively                                         376.0                   249.4
Other assets                                                                 157.6                   167.1
Property, plant and equipment                                              1,211.7                 1,135.2
    Less allowances for depreciation                                         701.8                   642.7
                                                                          --------                --------
                                                                             509.9                   492.5
                                                                          --------                --------
                                                                          $1,647.7                $1,440.9
                                                                          ========                ========

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                                                           $   18.4                $   22.1
Accounts payable                                                             111.5                   108.1
Other current liabilities                                                    136.7                   125.4
                                                                          --------                --------
Total current liabilities                                                    266.6                   255.6

Long-term debt                                                               492.8                   335.3
Deferred income taxes                                                         36.9                    37.2
Accrued postretirement benefits                                              103.2                   100.7
Other liabilities                                                             58.4                    59.4
Shareholders' equity                                                         689.8                   652.7
                                                                          --------                --------
                                                                          $1,647.7                $1,440.9
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

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).





                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                         Three Months Ended                   Nine Months Ended
(Dollars in millions,                                                       September 30,                        September 30,
except per share data)                                                  1998             1997              1998             1997
                                                                      --------          ------            -----            -----
Net sales                                                             $408.4             $371.0         $1,178.5         $1,060.0
Operating costs and expenses
      Cost of products sold                                            186.7              165.0            532.8            462.4
      Operating expenses                                               157.5              139.7            459.9            418.5
                                                                      ------             ------         --------         --------
                                                                       344.2              304.7            992.7            880.9
                                                                      ------             ------         --------         --------

Operating earnings                                                      64.2               66.3            185.8            179.1
Other income (expense)
      Other income and expense - net                                     0.6               (0.4)             1.3              0.8
      Interest expense                                                  (7.3)              (3.7)           (19.1)           (11.1)
      Equity in earnings of partnership                                  6.1                6.6             21.0             19.8
                                                                      ------             ------         --------         --------

Earnings before income taxes                                            63.6               68.8            189.0            188.6

Income taxes                                                            22.9               24.6             68.3             68.5
                                                                       ------            ------         --------         --------

Net earnings                                                            40.7               44.2            120.7            120.1

Other comprehensive income
      Foreign currency translation
          adjustments                                                    3.7              (10.8)            (8.1)           (25.4)
                                                                       ------            -------         --------         --------

Comprehensive income                                                  $ 44.4             $ 33.4          $  112.6         $   94.7
                                                                      ======             ======          ========         ========

Per common share:
      Net earnings - basic                                            $ 0.58             $ 0.62          $   1.70          $  1.67
                                                                      ======             ======          ========          =======

      Net earnings - diluted                                          $ 0.54             $ 0.57          $   1.57          $  1.54
                                                                      ======             ======          ========          =======

      Cash dividends                                                  $ 0.25             $ 0.25          $   0.75          $  0.75
                                                                      ======             ======          ========          =======


Average basic shares outstanding
      (in thousands)                                                  65,731             66,792            65,957           66,811

Average diluted shares outstanding
      (in thousands)                                                  73,470            75,516            74,083           75,323


See accompanying Notes to Condensed Consolidated Financial
      Statements (Unaudited).




                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       Three Months Ended                 Nine Months Ended
                                                                           September 30                    September 30,
(Dollars in millions)                                                     1998             1997             1998             1997
                                                                         --------       ---------         --------          ------

Cash provided by (used for)
          operating activities
      Net earnings                                                       $ 40.7          $ 44.2           $120.7          $120.1
      Adjustments not affecting cash
          Depreciation and amortization                                    24.0            27.7             76.5            77.2
          Other, net                                                       (5.0)           (5.7)           (11.0)           (8.9)
      Changes in current assets and
          liabilities                                                       9.2             5.4           (27.8)           (18.8)
                                                                         ------          ------           ------           ------

          Net cash provided by operations                                  68.9            71.6            158.4           169.6
                                                                         ------          ------           ------          ------

Investing activities
      Additions to property,
          plant and equipment                                             (26.2)          (20.4)           (84.4)          (59.0)
      Business purchases                                                  (21.0)            -             (139.4)          (39.8)
      Other                                                                 7.0             3.6             (3.0)           (1.6)
                                                                         ------          ------           ------          ------

          Net cash (used for)
                investing activities                                      (40.2)          (16.8)          (226.8)         (100.4)
                                                                         ------          ------           ------         -------

Financing activities
      Cash dividends                                                      (19.3)          (19.6)           (58.2)          (58.8)
      Changes in short-term debt                                          (10.1)            0.9             (8.1)           42.8
      Changes in long-term debt                                            12.6            (1.4)           162.8             4.9
      Common stock reacquired                                             (15.8)          (22.8)           (41.4)          (44.8)
      Other                                                                 0.9             8.1              8.3            16.0
                                                                         ------          ------           ------          ------

          Net cash provided by (used for)
                financing activities                                      (31.7)          (34.8)            63.4           (39.9)
                                                                         ------          ------           ------          ------

Effects of foreign exchange
      rate changes                                                          1.7            (3.2)            -               (4.2)
                                                                         ------           ------          ------           ------

          Increase (decrease)in cash
                and cash equivalents                                     $ (1.3)         $ 16.8           $ (5.0)         $ 25.1
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

                                                 September 30, 1998


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

It is the  opinion  of  management  that the  unaudited  condensed  consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month and nine month periods ended September 30, 1998 and 1997. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, PricewaterhouseCoopers LLP. The Independent Accountants' Review Report is included on page 9.


NOTE B -- EARNINGS PER SHARE

Tables which detail the computations of basic and diluted earnings per share for the three months and nine months ended September 30, 1998 and 1997 are included in Exhibit (11) on pages 17 and 18.






NOTE C -- SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:

                                                                         September 30,            December 31,
(Dollars in millions,                                                        1998                    1997
                                                                         ------------              --------
 except per share figures)

Preferred stock par value $1.00 per share; authorized 2,000,000 shares; Series B
    ESOP Convertible
       Preferred Stock - 375,825 shares
       at September 30, 1998 and 383,774
       shares at December 31, 1997                                         $   0.4                 $   0.4
    Series C Junior Participating
       Preferred Stock - none issued                                           -                       -
    Capital in excess of par value
       of shares                                                             180.4                   184.1
    Unearned ESOP compensation                                              (140.5)                 (151.1)
                                                                          --------                 -------
                                                                              40.3                    33.4

Common stock -
    par value $.1875 per share;
    authorized 200,000,000 shares;
    issued 80,287,568 shares                                                  15.1                    15.1
    Capital in excess of par value
       of shares                                                              46.0                    40.8
Common stock reacquired - at cost
    14,793,876 shares at
    September 30, 1998 and 14,251,003
    shares at December 31, 1997                                             (449.8)                 (420.4)
Retained earnings                                                          1,135.2                 1,072.7
Accumulated other comprehensive income                                       (97.0)                  (88.9)
                                                                          --------                 -------
Total shareholders' equity                                                $  689.8                 $ 652.7
                                                                          ========                 =======

NOTE D--ACQUISITIONS

During the first nine months of 1998, the Company acquired thirteen businesses that operate in Nalco's core markets of water treatment and process chemicals. Each of these acquisitions was accounted for as a purchase and, accordingly, the operating results of each business were included in the consolidated results of the Company from its respective acquisition date. The Company also increased its investments in its subsidiary companies in Taiwan and India during 1998. The combined purchase price of these acquisitions was approximately $140 million. The Company is in the process of evaluating the assets that were purchased and the liabilities that were assumed and, accordingly, will make any necessary adjustments to the recorded value of the acquired assets and liabilities.

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

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 requires adoption of its provisions for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which it is adopted and should be reported as the cumulative effect of a change in accounting principle. Restatement of previously issued financial statements is not permitted. The Company plans to adopt SOP 98-5 in January 1999.

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

NOTE F--COMMITMENTS AND CONTINGENCIES

On September 25, 1998, the Company announced that it will be implementing a plan for reducing its overall cost structure for 1999 by $30 million. The Company is exploring ways to redesign, combine and streamline its global operations to make them more efficient, while at the same time remaining customer focused. As part of the plan, the Company has begun an early retirement program in the United States that will be in effect for a limited time. This early retirement program, combined with severance programs around the world, will result in employment being reduced by about 5 percent by the end of 1998.

In connection with the plan for reducing Nalco's overall cost structure, the Company expects to record a restructuring charge in the fourth quarter 1998. The amount of the charge is unknown at this time since it is dependent upon several factors, including the number of individuals who accept the early retirement offer, the amount of their benefits, and the amount of termination benefits to be paid under the various severance programs.




REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of September 30, 1998, and for the three month and nine month periods then ended. This interim financial information is the responsibility of the Company's management.

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


October 23, 1998
Chicago, Illinois




Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Third Quarter 1998 Operations Compared to Third Quarter 1997

Sales increased by 10 percent over last year with five of the six divisions reporting higher results. Changes in volume, mix and price increased sales nearly 6 percent over year-ago results. Acquisitions and the consolidation of Nalco-Chemserve resulted in an additional 10 percent sales gain. Adverse foreign currency translation effects resulting from the stronger U.S. dollar compared to most foreign currencies reduced third quarter sales by $21 million or 6 percent. Sales for the third quarter 1998 and 1997 by major operating unit were as follows:

                                           Third Quarter               Increase
(Dollars in millions)               1998              1997           (Decrease)
                                  --------          --------          --------
Industrial                        $115.2            $105.9               9%
Specialty                           98.9              80.6              23%
Pulp & Paper                        91.4              86.1               6%
Process                             50.0              46.4               8%
Latin America                       22.3              20.9               7%
Pacific                             30.6              31.1              (2%)
                                  -------           -------
Total                             $408.4            $371.0              10%
                                 =======           =======

In the third quarter, sales by the Industrial Division were up 9 percent over last year. About two-thirds of the increase was attributable to acquisitions and sales by Nalco-Chemserve, which was formed at the beginning of 1998 by merging Nalco's affiliated company in South Africa with the water treatment interests of Chemical Services Limited. Acquisitions accounted for approximately three-fourths of the 23 percent improvement which was posted by the Specialty Division. Acquisitions, partly offset by the translation effect of the stronger U.S. dollar, accounted for the increases in the Pulp & Paper and the Process Divisions. Pacific Division sales were down slightly due to the stronger U.S. dollar, although operations in China, India and Japan reported strong double-digit increases. Operations in Argentina, Colombia and Mexico accounted for most of the improvement in the Latin America Division.

The gross margin was 54.3 percent for the third quarter 1998 compared to 55.5 percent for the third quarter 1997. Lower margins of acquisitions and reduced margins in certain markets accounted for most of the change.

Operating expenses (selling, administrative and research) were up $17.8 million over the third quarter of last year. Expenses attributable to newly acquired companies and investment in new field engineers in select markets account for most of the increase.

Interest expense increased $3.6 million over the third quarter of last year which reflects higher borrowings to finance acquisitions and stock repurchases.

Nalco's equity in Nalco/Exxon for the third quarter 1998 was $6.1 million, down slightly from the third quarter 1997.

Net earnings as a percent to sales was 10.0 percent for the third quarter 1998, as compared to last year's return on sales of 11.9 percent. Basic net earnings per share for the third quarter 1998 was 58 cents compared to the 62 cents for the third quarter 1997. Net earnings per share on a diluted basis was 54 cents for the third quarter 1998 compared to 57 cents for the third quarter 1997.

On September 25, 1998, the Company announced that it will be implementing a plan for reducing its overall cost structure for 1999 by $30 million. The Company is exploring ways to redesign, combine and streamline its global operations to make them more efficient, while at the same time remaining customer focused. As part of the plan, the Company has begun an early retirement program in the United States that will be in effect for a limited time. This early retirement program, combined with severance programs around the world, will result in employment being reduced by about 5 percent by the end of 1998.

In connection with the plan for reducing Nalco's overall cost structure, the Company expects to record a restructuring charge in the fourth quarter 1998. The amount of the charge is unknown at this time since it is dependent upon several factors, including the number of individuals who accept the early retirement offer, the amount of their benefits, and the amount of termination benefits to be paid under the various severance programs.

First Nine Months 1998 Operations Compared to First Nine Months 1997

Sales rose 11 percent with all divisions except the Pacific Division reporting increases. Changes in volume, mix and price increased sales more than 5 percent over last year, while acquisitions and the consolidation of Nalco-Chemserve contributed an additional 9 percent. The policy of reporting freight revenues as a component of sales rather than offsetting freight expenses in cost of products sold, effective July 1, 1997, increased sales an additional 3 percent over last year. However, the translation effect of the stronger U.S. dollar compared to most other currencies reduced sales 6 percent. Sales for the first nine months of 1998 and 1997 by major operating unit were as follows:

                                         Nine Months               Increase
(Dollars in millions)             1998              1997           (Decrease)
                               --------           --------         ----------
Industrial                     $  350.6          $  305.5             15%
Specialty                         262.9             223.4             18%
Pulp & Paper                      267.1             247.4              8%
Process                           149.0             136.0             10%
Latin America                      65.8              60.9              8%
Pacific                            83.1              86.8             (4%)
                                --------          --------
Total                          $1,178.5          $1,060.0             11%
                               ========          ========

The Industrial Division reported a 15 percent increase over the first nine months of 1997, with sales by acquired companies and Nalco-Chemserve accounting for slightly less than two-thirds of the increase. Specialty Division sales rose by 18 percent with acquisitions contributing more than two-thirds of the increase. Acquisitions also accounted for approximately three-fourths of the 8 percent improvement in sales which was posted by the Pulp & Paper Division. The 10 percent improvement in Process Division sales was largely attributable to acquisitions, but the translation effect of the stronger U.S. dollar compared to most foreign currencies offset nearly half the increase from acquisitions. Double-digit sales gains in Latin America were reported by operations in Argentina and Mexico. Pacific Division sales were adversely affected by currency translation rate changes which negated strong double-digit sales gains by operations in China, India and Japan. Freight revenues and acquisitions had a minimal impact on Pacific and Latin America Division sales.

The gross margin was 54.8 percent for the first nine months of 1998  compared to
56.4 percent for the nine months ended September 30, 1997. The 1998 drop in gross margin reflects the effect of classifying over $30 million of freight revenues as sales rather than as a reduction of cost of products sold. The gross margin for the nine months ended September 30, 1998 would have been 56.3 percent had freight revenues been reported on a comparable basis with last year.

Operating  expenses  (selling,  administrative  and  research)  increased  $41.4 million over the same period last year, which was mainly attributable to acquisitions and the addition of new field engineers in select markets.

Interest  expense rose $8.0  million to $19.1  million for the nine months ended
September  30,  1998,   which  reflects  higher   borrowing  levels  to  finance
acquisitions and stock repurchases.

Nalco's equity in the operations of Nalco/Exxon increased $1.2 million over last year's reported amount of $19.8 million.

Net earnings per share on a diluted basis for the first nine months of 1998 was $1.57 compared to $1.54 for the first nine months of 1997.

Changes in Financial Condition

Cash and cash equivalents decreased by $5.0 million during the first nine months as detailed in the Unaudited Condensed Consolidated Statement of Cash Flows.

Days sales outstanding were 65 days at September 30, 1998 and 61 days at December 31, 1997. Working capital at September 30, 1998 totaled $207.8 million, a $54.4 million increase from the $153.4 million at December 31, 1997. This increase is largely attributable to acquisitions and the consolidation of Nalco-Chemserve. The ratio of current assets to current liabilities was 1.8 to 1 at September 30, 1998.

The $126.6 million increase in goodwill is mainly attributable to acquisitions, the consolidation of Nalco-Chemserve, and the additional investments in subsidiary companies in Taiwan and India. Acquisitions were financed primarily by the issuance of commercial paper. On May 12, 1998 the Company issued $150 million of 6.25% unsecured notes under a shelf registration statement filed with the Securities and Exchange Commission in April 1998. The notes are due May 15, 2008. Proceeds from the issuance were used to reduce outstanding commercial paper borrowings. This issuance accounts for most of the increase in long-term debt. Notes up to $250 million remain available under the shelf registration statement.

Capital investments totaled $84.4 million for the first nine months of 1998. Major expenditures included additional investments to install the Company's new global management information systems, additional PORTA-FEED(R) units, vehicles for the sales force and manufacturing improvements.

Effects of New Accounting Standards

There are several recently issued accounting standards that are pending adoption by the Company. See Note E of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

Year 2000 Compliance


Many information and operational systems in use today may be unable to interpret dates subsequent to the year 1999 to the extent such systems allow only two digits to indicate the year. As a result, the inability of such systems during this changeover to distinguish between the year 2000 and the year 1900 could have adverse consequences on the operations of the Company, its constituent parts and the integrity of information processing. This potential problem is referred to as the "Y2K issue."

The Company began addressing Y2K compliance primarily with a review of its internal information technology systems beginning in mid-1995. This led to a decision by the Company to acquire new systems software (primarily based on software purchased from SAP America, Inc. and other vendors), together with internal upgrades of existing systems. This worldwide business systems replacement and remediation project began in 1996. The major consideration for this upgrade was improvement of the Company's business systems. However, it was also intended to substantially improve the Company's ability to be Y2K compliant.

New systems for business processing have been used in Canada since mid-1998, and Nalco is on schedule to be converted to these systems in the U.S. by April 1999. In Europe, Nalco has completed and tested an upgrade of its BPCS business processing software, which provides full Y2K compliance. The Company's European operations have been running on this Y2K compliant system since April 1998. In Australia, Nalco is upgrading its VAX-based business processing software to provide full Y2K compliance. The upgrade will be completed, tested and implemented by the end of 1998. In the Pacific, Nalco is implementing a new version of its PC-based business processing software that addresses Y2K compliance, and completion is expected by mid-1999. In Latin America, (except for Venezuela), Nalco has modified or replaced its PC-based systems to ensure Y2K compliance. In Venezuela, Nalco is replacing its non-compliant BPCS software with a compliant PC-based system.

This will be completed by mid-1999.


As Nalco addressed its internal information processing and business system needs, it also began to establish a formalized structure for managing its Y2K compliance efforts. A Y2K compliance team was initiated in early 1998, consisting of a multidisciplined team cutting across all critical operating areas within the Company. This team is headed by a senior executive officer of the Company. At the same time, Nalco accelerated its focus on two critical areas: plant process control systems and equipment containing embedded chips provided to customers. Team leadership regularly reports to the Company's Board of Directors.

Consequently, the Company now has in place a global Company-wide program to address the Y2K issue. This effort encompasses software, hardware, electronic data interchange, networks, PCs, manufacturing and other facilities, and supplier and customer readiness, along with embedded chip issues both internally and at customer locations. Y2K compliance progress is tracked along functional lines for all areas at Nalco worldwide.

The Company's plant process control systems are currently being inventoried and assessed. Where needed, remediation plans are being made and implemented, and these systems will be Y2K compliant by the third quarter 1999 or earlier. Any of the Company's products that contain microprocessors, software or embedded chips have been or are being tested, and upgrades identified for those which are noncompliant. The Company is surveying its suppliers and other service providers to ensure that its supply chain is not interrupted.

The Company also has commenced looking at the Y2K compliance efforts of its equipment, service and material suppliers. The Company has sent questionnaires to all of its significant suppliers regarding their Y2K compliance status, and is attempting to identify any problem areas with respect to them, particularly with respect to those suppliers identified as critical to ongoing operations. This effort will be ongoing, and will continue to focus on assessment of the risk that any problems may cause the shutdown of a customer's plant or other problems which the Company believes would have a material adverse impact on its operations. The Company has not yet developed contingency plans in the event of a Y2K failure caused by a supplier or a third party, but continues to seek to identify those potential failures. In some cases, especially with respect to utility vendors, alternative suppliers may not be available.

The Company believes that its area of greatest risk relates to significant suppliers failing to remediate their Y2K issues in a timely manner, which may cause supply interruption for its customers. The Company has relationships with certain significant suppliers at most of the locations in which it operates.
These relationships may be material to some local operations and, in the aggregate, may be material to the Company. If a number of significant suppliers are not Y2K compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow. To mitigate the effect of one or more significant supplier's potential failure to reach Y2K compliance in a timely manner, the Company will seek to have in place appropriate contingency and corrective action plans.


The Company is dependent upon its customers for sales and cash flow. Interruptions in the operations of Nalco's customers resulting from their Y2K failures could result in reduced sales, increased inventory or receivable levels, and cash flow reductions. While these events are possible, Nalco's customer base is wide and diverse, and the Company does not expect Y2K failures by its customers to have a material impact on the Company's consolidated financial position, results of operations or cash flows.


The Company is currently looking at development of basic contingency plans to restore the material functions of each of its systems or activities in case of a Y2K failure. It is expected that contingency plans would cover all material levels of activity within each business location and functional area. Management does not expect the financial impact of being Y2K compliant to be material to the Company's consolidated financial position, results of operations or cash flows.

It is currently estimated that the aggregate cost of the Company's Y2K compliance efforts will not exceed $3 million. These costs are being expensed as they are incurred and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. The costs associated with the replacement of computer systems, hardware or equipment, substantially all of which would be capitalized, are not included in the above estimates. Replacement systems consist primarily of the SAP software, related hardware and implementation costs, and is estimated to have a total cost of over $50 million. The Company's share of SAP costs is estimated at approximately $40 million, with the balance being borne by the Company's joint venture affiliate, Nalco/Exxon Energy Chemicals, L.P. The Company's Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K program described above are subject to change.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to achieving material Y2K compliance include the availability of resources, our ability to discover and correct potential Y2K sensitive or critical problems which could have a serious impact on specific facilities of the Company or its customers, and the ability of suppliers, customers and external agencies to bring their systems into Y2K compliance.


Euro Conversion

On January 1, 1999, eleven of fifteen member countries of the European Union will establish fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the European Union's common currency, the euro. As of that date, the euro will trade on currency exchanges and may be used in business transactions. The legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and at least January 1, 2002 (but not later than July 1, 2002). Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation.

The Company has begun to identify issues associated with the conversion to the euro, including, among others, the need to adapt computer and financial systems to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the Company does not anticipate system conversion costs to be material. Since the euro conversion may affect cross-border competition by creating cross-border price transparency, the Company will be assessing its pricing strategies to ensure it remains competitive in a broader European market.

Based on information currently available and the Company's current assessment, Nalco does not expect that the conversion to the euro will have a material adverse effect on its business or financial condition.

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



Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are included herein:

                 (11)        Statement Re: Computation of Earnings Per Share

                 (15)        Awareness Letter of Independent Accountants

                 (27)        Financial Data Schedule

          (b) The Registrant did not file any reports on Form 8-K during the three months ended September 30, 1998.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             NALCO CHEMICAL COMPANY
                                                     (Registrant)






Date:    November 13, 1998                                 W. E. BUCHHOLZ
                                                   ---------------------------
                                        W. E. Buchholz - Senior Vice President,
                                                     Chief Financial Officer






Date:    November 13, 1998                                    S. J. GIOIMO
                                                       ------------------------
                                                       S. J. Gioimo - Secretary