Form 10-K405
period 1998-12-31
NALCO CHEMICAL CO
filed 1999-03-31
CIK 69598

                                                                            1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
 [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1998
                                       OR
 [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from           to
                         Commission File Number 1-4957

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,812,008,725 at March 5, 1999.*

   The number of shares outstanding of each of the issuer's classes of Common Stock, as of March 5, 1999 was 65,725,414 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's 1998 Annual Report to Shareholders are incorporated by reference into Parts I and II.

   Portions of the Registrant's Proxy Statement dated March 29, 1999 for the April 29, 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.
--------------
   * Excludes reported beneficial ownership by all directors and executive officers of the Registrant; however, this determination does not constitute an admission of affiliate status for any of these stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----
 Item 1  Business........................................................     1
         Executive Officers of the Registrant............................     3
 Item 2  Properties......................................................     4
 Item 3  Legal Proceedings...............................................     6
 Item 4  Submission of Matters to a Vote of Security Holders.............     6

                                    PART II

         Market for the Registrant's Common Stock and Related Security
 Item 5  Holder Matters..................................................     6
 Item 6  Selected Financial Data.........................................     6
         Management's Discussion and Analysis of Financial Condition and
 Item 7  Results of Operations...........................................     6
 Item 7A Quantitative and Qualitative Disclosures About Market Risk......     7
 Item 8  Financial Statements and Supplementary Data.....................     7
         Changes in and Disagreements with Accountants on Accounting and
 Item 9  Financial Disclosure............................................     7

                                    PART III

 Item 10 Directors and Executive Officers of the Registrant..............     7
 Item 11 Executive Compensation..........................................     7
 Item 12 Security Ownership of Certain Beneficial Owners and Management..     7
 Item 13 Certain Relationships and Related Transactions..................     8

                                    PART IV

 Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.     8

                                    PART I

ITEM 1. BUSINESS.

   Nalco Chemical Company was incorporated in 1928 in Delaware and has its principal executive offices at One Nalco Center, Naperville, Illinois 60563-1198. Its telephone number is 630-305-1000. As used in this report, "Company" and "Nalco" refer to Nalco Chemical Company and its consolidated subsidiaries.

   Nalco is engaged in the manufacture and sale of highly specialized Service Chemicals. Specified financial information by business segment and geographic area is shown in Note 2 of the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

   Nalco is in the business of providing services, chemicals, technology, equipment, and systems (monitoring and surveillance) used in water treatment, pollution control, energy conservation, steelmaking, papermaking, mining and mineral processing, electricity generation, other industrial processes and commercial building utility systems. Service Chemicals are developed, formulated and manufactured to meet specific customer needs. They are part of value added programs designed to help customers maintain a high level of operating performance and efficiency in their facilities, improve the quality of customers' end products or help customers meet environmental discharge limits in a cost-effective way. Nalco products are used for purposes such as: control of scale, corrosion, foam and fouling in cooling systems, boilers and other equipment; clarification of water; separation of liquids and solids; improved combustion; control of dust; lubrication and corrosion protection in rolling, drawing and forming of metals; improving production of pulp and qualities of paper; recovery of minerals; and specialized process applications in a variety of industries. Cleaners, sanitizers, metal and plastic finishing compounds, odor control programs, facility maintenance chemicals, and functional fluids are provided to manufacturers and commercial and institutional markets. The quality and on-site availability of technical expertise provided through highly qualified Nalco personnel are very important considerations to customers. The effective use of the Company's products requires a substantial amount of problem solving, monitoring and technical assistance on the part of Nalco employees.

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

   In January 1998, the Company completed the acquisitions of USF Houseman Waterbehandeling BV (Houseman), a Dutch water treatment company based in Bergen op Zoom, Holland, and Trident Chemical Company (Trident) of Baton Rouge, Louisiana. Houseman provides boiler and cooling water chemicals and services to office buildings, retail outlets and manufacturing facilities throughout Holland, Spain and Belgium. Houseman has annual sales of more than $4 million. Trident manufactures and markets water treatment chemicals and services to refinery, petrochemical and utility customers throughout the Gulf Coast region of the United States. Trident has annual sales of approximately $8 million.

   In February 1998, the Company completed the merger of its South African water treatment interest with those of Chemical Services Limited. The merged entity, Nalco-Chemserve, is South Africa's largest specialty chemicals company. Annual 1998 sales were approximately $29 million.

   In March 1998, the Company completed the acquisition of Polo Citrus Corporation, a company which specializes in dust control products and applications and process aids which control dust during mining, processing, handling and transportation of minerals, sand and gravel, coal and other large materials. Polo Citrus has annual sales of approximately $3 million.

   In April 1998, the Company completed the acquisitions of Paper Chemicals, Inc., and the related business of Paper Chemicals of Alabama, Inc., in Texarkana, Texas; Texo Corporation in Cincinnati, Ohio; and UNICO Corporation, in Seoul, South Korea. Paper Chemicals provides specialty chemical products to the pulping, bleaching and recovery process areas of the pulp and paper industries, and has annual sales in excess of $30 million dollars. Texo provides specialty and performance chemicals to manufacturers and commercial and institutional customers, and has annual sales of over $30 million. UNICO provides wastewater treatment products for basic and middle markets and is a supplier of paper retention aids, and has annual sales in excess of $8 million.

   In May 1998, the Company acquired the water treatment business of Diversey Lever Limited in the United Kingdom which serves the needs of middle market customers such as educational institutions, hospitals, light industries and food and beverage facilities. Annual sales are in excess of $1 million.

   In June 1998, the Company acquired the water treatment business of Bycosin AB in Karlstad, Sweden and Pacific Chemicals, a division of Pace International, L.P., in Seattle, Washington. Bycosin, with annual sales of approximately $1 million, serves the water treatment needs of steel manufacturers, pulp and papermakers, office buildings, universities, textile plants and utilities throughout Sweden. Pacific Chemicals supplies water treatment products and services, and cleaning and sanitizing chemical programs to the aviation, seafood, hotel and office building industries throughout the northwestern United States. Annual sales are approximately $3 million.

   In July 1998, the Company acquired CSC-Kemico (S.E.A.) Sdn. Bhd., a Malaysian water treatment company, and the water treatment chemical business of Inland Aqua-Tech, a Spokane, Washington based middle market water treatment company. CSC-Kemico serves middle market customers in the palm oil, electronic, food and beverage, light industrial and office building industries with annual sales in excess of $2 million. Inland Aqua-Tech provides water treatment chemicals to textile plants, computer chip manufacturers, food and beverage plants, hospitals, office buildings and light industrial customers. Annual sales are approximately $2 million.

   In August 1998, the Company acquired ChemAsia Industries Sdn. Bhd. and United ChemAsia Sdn. Bhd., which are located in Malaysia and which serve customers in the palm oil, electronics, textiles, food and beverage, light industrial and office buildings industries. Annual sales are in excess of $4 million.

   In October 1998, the Company acquired ACP Products and Services which is located in North Hampton, England. ACP supplies water treatment products and services to the middle market as well as industrial cleaners, sanitizers, metal finishing, forming, drawing and lubricating compounds. Annual sales are in excess of $1 million.

   In December 1998, the Company acquired DuBois Chemical Italiana SpA, a provider of water treatment products and services to the middle market throughout Italy and which has annual sales of approximately $5 million; Tampereen Prossessi-Insinoorit Oy, a water treatment chemicals and services company serving basic industries in Finland and which has annual sales of approximately $1 million; and Odor Enviro Technology LLC, located in Bountiful, Utah and Enviro Fresh, Inc., located in Salt Lake City, Utah, both of which provide odor control products with annual sales of approximately $1 million.

   There were no other significant changes in the markets served or in the methods of distribution since the beginning of 1998.

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

   Nalco owns or is licensed under a large number of patents relating to a number of products and processes. Nalco's rights under such patents and licenses are of significant importance in the operation of the business, but no single patent or license is believed to be material with respect to its business. Over 800 patents existed at the end of 1998 with remaining durations ranging from less than one year to 20 years with an average duration of about 10 years.

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

   Nalco's laboratories are involved in research and development of chemical products and in providing technical support, including chemical analyses of water and process samples. Research and development expenses of continuing operations amounted to $43.7 million in 1998, compared to $43.0 million in 1997 and $41.9 million in 1996.

   There were approximately 7,000 persons employed full time by Nalco at the end of 1998.

   Compliance with Federal, State, and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of Nalco. There are no material capital expenditures for environmental control facilities anticipated during 1999. Compliance with increasingly stringent regulations should not have a material effect upon earnings but may strengthen the competitive position of Nalco because of available capital and technical resources.

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

   E. J. Mooney has been Chairman of the Board and Chief Executive Officer of the Company since 1994 and was President from 1990 to December 1998.

   W. S. Weeber has been Vice Chairman of the Board since December 1998 and Executive Vice President, Operations Staff since 1993.

   S. D. Newlin has been President since December 1998. He was Group Vice President, President, Specialty Division since January 1998. He had been Group Vice President, President, Nalco Europe since 1994.

   G. M. Brannon has been Group Vice President, President, Industrial Division since January 1, 1998. He had been Group Vice President, President, Nalco Pacific since February 1997. He was Vice President, President, Nalco Pacific from 1994 to 1997.

   G. Pinzon has been Group Vice President, President, Nalco Latin America since February 1997. He had been Vice President, President, Nalco Latin America since 1994.

   J. T. Burns has been Group Vice President and President, Pulp and Paper Division since February 1999. He was Vice President, President, Pulp and Paper Division from December 1998 through January 1999. He had been Vice President, President, Pacific Division from January 1998 through December 1998. He was President of Nalco Canada from 1994 to 1998.

   W. J. Roe has been Group Vice President and President, Process and Pacific Divisions since February 1999. He had been Vice President, President, Process Division since January 1998 and then was also named President, Pacific Division in December 1998. He was General Manager of the Mining and Mineral Processing Chemicals Group from 1994 to 1998.

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

   For further information on the executive officers of the Registrant, please refer to the Inside Back Cover of the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2. PROPERTIES.

   Nalco has facilities used to produce and store inventories and service customer needs at 17 domestic and 24 foreign locations. Primary domestic manufacturing plants are located in:

                                                         Land Area Building Area
                                                          (Acres)     (Sq.Ft.)
                                                         --------- -------------
      Carson, California................................     21        84,000
      Chicago, Illinois.................................     39       750,000
      Garyville, Louisiana..............................    225       170,000
      Paulsboro, New Jersey.............................     14        34,000
      Chagrin Falls, Ohio...............................     13        28,000

   Other domestic manufacturing and/or warehouse facilities are located in:
Oklahoma City, Oklahoma; Charlotte, North Carolina; Jonesboro, Georgia; Cincinnati, Ohio; Jackson, Michigan; Baton Rouge, Louisiana; Hopewell, Virginia; Texarkana, Texas; Montgomery, Alabama; Eagan, Minnesota; Vancouver, Washington; and Oakland, California.

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

   Primary foreign manufacturing plants, which also generally include laboratory and office facilities, are located in:

                                                         Land Area Building Area
                                                          (Acres)     (Sq.Ft.)
                                                         --------- -------------
      Botany, Australia.................................     10       102,000
      Suzano, Brazil....................................     14        90,000
      Burlington, Canada................................     14       138,000
      Cheshire, England.................................     15       226,000
      Biebesheim, Germany...............................     28       103,000
      Cisterna di Latina, Italy.........................     25       115,000
      Celra, Spain......................................     25       109,000
      Anaco, Venezuela..................................     43        82,000

   Other foreign facilities are located in: Perth, Australia; Buenos Aires, Argentina; Santiago, Chile; Suzhou, The People's Republic of China; Soledad, Colombia; Lerma, Mexico; West Bengal, India; Bogor, Indonesia; Kashima, Japan; Tilburg, the Netherlands; Auckland, New Zealand; Calamba, Laguna, Philippines; Dammam, Saudi Arabia; Jurong Town, Singapore; Hsin Chu Hsien, Taiwan; and Maracaibo, Venezuela.

   The Company also has a 72,000 square-foot business and technical center on a 12-acre site in Oegstgeest, the Netherlands. This facility serves customers throughout Europe.

   In addition to the property mentioned above, Nalco occupies general and sales offices and warehouses which are rented under short-term leases. Except for land leased in Charlotte, North Carolina; the Philippines; Saudi Arabia; Chile; The People's Republic of China; Eagan, Minnesota; Oakland, California; Cincinnati, Ohio; and Maracaibo, Venezuela, all other real property (including all production facilities) is owned by Nalco.

   While the plants are of varying ages, the Company believes that they are equipped with modern and efficient equipment, and are in good operating condition and suitable for the purposes for which they are being used.

   In 1998, the Company opened a new manufacturing facility in Eagan, Minnesota and Oakland, California. It purchased facilities in Hopewell, Virginia; Texarkana, Texas; Montgomery, Alabama; and Baton Rouge, Louisiana.

   Consolidation of operations continued in 1998 with the conversion of the Jonesboro, Georgia manufacturing plant to warehousing operations.

   In January 1999 the Company sold a vacant parcel of land at its Kashima, Japan site. The operations of the Kashima site were not affected by this sale.

   In February 1999 the Company sold a vacant parcel of land in Biebesheim, Germany. The operations of the Biebesheim site were not affected by this sale. The Company sold its general and sales office in Maurepas, France and is now renting office space in Maurepas.

   Capital expenditures for 1999 should approximate $100 million compared to the $115 million spent in 1998, if planned sales and earnings for 1999 are reached.

ITEM 3. LEGAL PROCEEDINGS.

   For information on this item, please refer to Note 19 of the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

   The Registrant's Common Stock is listed on the New York and Chicago Stock Exchanges. The number of holders of record of Common Stock, par value $0.1875 per share, at December 31, 1998 was 4,767. Dividends and Common Stock market prices, included in the Quarterly Summary appearing on page 43 of the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

   Selected Financial Data, including net sales, earnings from continuing operations, earnings from continuing operations per common share, total assets, long-term debt and cash dividends paid, are reported in the Eleven Year Summary on pages 40 and 41 of the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Financial Condition and Results of Operations

   Management's discussion and analysis of financial condition and results of operations, which is included in the section titled "Management's Discussion and Analysis--1998 vs. 1997," "Management's Discussion and Analysis--1997 vs. 1996" and "Management's Discussion and Analysis--Financial Condition," on pages 17 to 20 of the Company's 1998 Annual Report to Shareholders, is incorporated herein by reference.

 Liquidity and Capital Resources

   Management's discussion of liquidity and capital resources, which is included in the section titled "Management's Discussion and Analysis--Cash Flows" on pages 20 and 21 of the Company's 1998 Annual Report to Shareholders, is incorporated herein by reference.

 Year 2000 Compliance

   Management's discussion of the effects of the Year 2000 Issue, which is included in the section titled "Management's Discussion and Analysis--Year 2000 Compliance" on pages 21 and 22 of the Company's 1998 Annual Report to Shareholders, is incorporated herein by reference.

 EURO Currency

   Management's discussion of the effects of the Euro currency, which is included in the section titled "Management's Discussion and Analysis--Euro Conversion" on page 22 of the Company's Annual Report to Shareholders, is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Management's discussion of its market risk exposures and its risk management strategies, which is included in the section titled "Management's Discussion and Analysis--1998 vs. 1997" on page 18 of the Company's 1998 Annual Report to Shareholders, is incorporated herein by reference.

   The Registrant's market-risk-sensitive instruments do not subject the Registrant to material market risk exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The Report of Independent Accountants, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of the Registrant and its subsidiaries, included in the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

   The Quarterly Summary in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Item 10 information is set forth in Part I, Item 1, under Executive Officers of the Registrant and also in the Company's Proxy Statement dated March 29, 1999, under Election of Directors through Election of Directors-- Meeting of the Board and Committees of the Board, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

   The information contained under Election of Directors--Directors' Remuneration and Retirement Policies through Election of Directors--Change in Control in the Company's Proxy Statement dated March 29, 1999, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information contained under Shares Outstanding and Voting Rights in the Company's Proxy Statement dated March 29, 1999, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries included in the Company's 1998 Annual Report to Shareholders are incorporated herein by reference in Item 8:

     Statements of Consolidated Financial Condition
      December 31, 1998 and 1997
     Statements of Consolidated Earnings
      Years ended December 31, 1998, 1997 and 1996
     Statements of Consolidated Cash Flows
      Years ended December 31, 1998, 1997 and 1996
     Statements of Consolidated Common Shareholders' Equity
      Years ended December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements
     Quarterly Summary (Unaudited)
      Years ended December 31, 1998 and 1997
     Report of Independent Accountants

   (2) The following consolidated financial statement schedule for the years 1998, 1997 and 1996 is submitted herewith:

     Report of Independent Accountants on Financial Statement Schedule

     Schedule II--Valuation and Qualifying Accounts

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (3) Exhibits

 Exhibit  3A  -- Restated Certificate of Incorporation(/2/)
 Exhibit  3B  -- Certificates of Correction and Amendment to the Restated
                 Certificate of Incorporation(/6/)
 Exhibit  3C  -- Certificate of Designations, Preferences and Rights of Series
                 B ESOP Convertible Preferred Stock(/4/)
 Exhibit  3D  -- Certificate of Designations, Preference and Rights of Series C
                 Junior Participating Preferred Stock(/12/)
 Exhibit  3E  -- By-laws(/9/)
 Exhibit 10A  -- Form of Key Executive Agreement
 10B          -- Agreements to Restore Benefits Reduced by Excess ERISA-Related
                 Limits(/1/)
 10C          -- Form of Death Benefit Agreement(/2/)
 10D          -- Management Incentive Plan(/8/)
 10E          -- Restricted Stock Plan(/6/)
 10F          -- 1982 Stock Option Plan as amended April 26, 1984, January 30,
                 1987, February 12, 1993, and October 17, 1996(/10/)
 10G          -- Deferred Compensation Plan for Directors(/3/)
 10H          -- Supplemental Retirement Income Plan(/5/)
 10I          -- 1990 Stock Option Plan as amended April 23, 1992, February 12,
                 1993, and October 17, 1996(/10/)
 10J          -- Stock Option Plan for Non-Employee Directors(/7/)
 10K          -- Directors Benefit Protection Trust of Nalco Chemical
                 Company(/5/)
 10L          -- Management Benefit Protection Trust of Nalco Chemical
                 Company(/5/)
 10M          -- Restricted Stock Trust of Nalco Chemical Company(/5/)
 10N          -- Performance Share Plan as amended effective February 16, 1996 and October 17, 1996(/10/)
 10O          -- Employee Stock Compensation Plan as amended effective January
                 1, 1996 and October 17, 1996(/10/)
 10P          -- Non-Employee Directors Stock Compensation Plan(/8/)
 Exhibit 11   -- Computation of Earnings Per Share
 Exhibit 13   -- Those portions of the 1998 Annual Report to Shareholders expressly incorporated herein by reference
 Exhibit 21   -- Subsidiaries of the Registrant
 Exhibit 23   -- Consent of Independent Accountants
 Exhibit 27A  -- Financial Data Schedule
 Exhibit 99A  -- Notice of Annual Meeting and Proxy Statement(/13/)
 Exhibit 99B  -- September 16, 1996 Letter to Shareholders with Summaries of the Preferred Share Purchase Rights Agreement(/11/)
 Exhibit 99C  -- Form 11-K Annual Report

Exhibit Nos. 10A-10P constitute management contracts, compensation plans, or arrangements covering directors and officers of the Company.

(b) Reports on Form 8-K filed in the fourth quarter of 1998 are: None
--------
(/1/Incorporated)herein by reference from the Registrant's Form 10-K for the year ended 1986.
(/2/Incorporated)herein by reference from the Registrant's Form 10-K for the year ended 1987.
(/3/Incorporated)herein by reference from the Registrant's Form 8-K dated July
    24, 1986.
(/4/Incorporated)herein by reference from the Registrant's Form 8-K dated May
    15, 1989.
(/5/Incorporated)herein by reference from the Registrant's Form 10-K for the year ended 1990.
(/6/Incorporated)herein by reference from the Registrant's Form 10-K for the year ended 1991.
(/7/Incorporated)herein by reference from the Registrant's Form 10-K for the year ended 1992.
(/8/Incorporated)herein by reference from the Registrant's Notice of Annual
    Meeting and Proxy Statement dated March 18, 1996.

(/9/Incorporated)herein by reference from the Registrant's Form 10-Q for the quarter ended June 30, 1998.
(/10/Incorporated)herein by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1996.
(/11/Incorporated)herein by reference from the Registrant's Form 8-K dated
     June 24, 1996.
(/12/Incorporated)herein by reference from the Registrant's Form 8-A dated
     June 24, 1996.
(/13/Incorporated)herein by reference from the Registrant's Notice of Annual
     Meeting and Proxy Statement dated March 29, 1999.

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

                                          NALCO CHEMICAL COMPANY

                                                       E. J. Mooney
                                          By___________________________________
                                                       E. J. Mooney
                                             Chairman, Chief Executive Officer

                                          Date: March 30, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

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

                A. L. Kelly                 Director
___________________________________________
                A. L. Kelly

                B. S. Kelly                 Director
___________________________________________
                B. S. Kelly

              F. A. Krehbiel                Director
___________________________________________
              F. A. Krehbiel

               E. J. Mooney                 Director
___________________________________________
               E. J. Mooney

               S. D. Newlin                 Director
___________________________________________
               S. D. Newlin

                                            Director
___________________________________________
               S. A. Penrose

                W. A. Pogue                 Director
___________________________________________
                W. A. Pogue

                J. J. Shea                  Director
___________________________________________
                J. J. Shea

               W. S. Weeber                 Director
___________________________________________
               W. S. Weeber

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Nalco Chemical Company

   Our audits of the consolidated financial statements referred to in our report dated February 6, 1999 appearing on page 42 of the 1998 Annual Report to Shareholders of Nalco Chemical Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois
February 6, 1999

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         Col. A             Col. B            Col. C             Col. D       Col. E
         ------           ---------- ------------------------ ------------- ----------
                                            Additions
                                     ------------------------
                                                      (2)
                                         (1)        Charged
                          Balance At   Charged     To Other                 Balance At
                          Beginning    To Costs   Accounts--  Deductions--     End
      Description         of Period  and Expenses  Describe     Describe    Of Period
      -----------         ---------- ------------ ----------- ------------- ----------
Reserves deducted in the
 Statements of
 Consolidated Financial
 Condition from the
 assets to which they
 apply
  Allowance for doubtful
   accounts Year Ended:
                                                  $683,000(A)
    December 31, 1998...  $4,170,000  $3,602,000     6,000(C) $2,411,000(B) $6,050,000
                          ==========  ==========  =========== ============= ==========
                                                              $  938,000(B)
    December 31, 1997...  $4,936,000  $  630,000  $ 22,000(A)    480,000(C) $4,170,000
                          ==========  ==========  =========== ============= ==========
                                                  $738,000(A)
    December 31, 1996...  $4,439,000  $  388,000    17,000(C) $  646,000(B) $4,936,000
                          ==========  ==========  =========== ============= ==========

--------
Note A--Valuation of assets acquired.
Note B--Excess of accounts written off over recoveries.
Note C--Foreign currency translation adjustments.