Form 10-K405/A
period 1998-12-31
NALCO CHEMICAL CO
filed 1999-04-01
CIK 69598

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-K/A

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

                            NALCO CHEMICAL COMPANY
                     Incorporated in the State of Delaware
                 I.R.S. Employer Identification No. 36-1520480
               One Nalco Center, Naperville, Illinois 60563-1198
                            Telephone 630-305-1000
          Securities registered pursuant to Section 12(b) of the Act:
           Title of Each Class                Name of Each Exchange on
                                                  Which Registered
        Common Stock par value                 Chicago Stock Exchange
           $0.1875 per share                   New York Stock Exchange
          Securities registered pursuant to Section 12(g) of the Act:
                                     None
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X  No

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                    PART II

                                    Page
                                    ----
         Financial Statements and
 Item 8  Supplementary Data......     1

                                    PART IV

         Exhibits, Financial
         Statement Schedules and
 Item 14 Reports on Form 8-K.....   1

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

   (3) Exhibits

 Exhibit  3A --  Restated Certificate of Incorporation(/2/)*
 Exhibit  3B --  Certificates of Correction and Amendment to the Restated
                 Certificate of Incorporation(/6/)*
 Exhibit  3C --  Certificate of Designations, Preferences and Rights of Series
                 B ESOP Convertible Preferred Stock(/4/)*
 Exhibit  3D --  Certificate of Designations, Preference and Rights of Series C
                 Junior Participating Preferred Stock(/12/)*
 Exhibit  3E --  By-laws(/9/)*
 Exhibit 10A --  Form of Key Executive Agreement*
  10B        --  Agreements to Restore Benefits Reduced by Excess ERISA-Related
                 Limits(/1/)*
  10C        --  Form of Death Benefit Agreement(/2/)*
  10D        --  Management Incentive Plan(/8/)*

   10E        --  Restricted Stock Plan(/6/)*
   10F        --  1982 Stock Option Plan as amended April 26, 1984, January 30,
                  1987, February 12, 1993, and October 17, 1996(/10/)*
   10G        --  Deferred Compensation Plan for Directors(/3/)*
   10H        --  Supplemental Retirement Income Plan(/5/)*
   10I        --  1990 Stock Option Plan as amended April 23, 1992, February
                  12, 1993, and October 17, 1996(/10/)*
   10J        --  Stock Option Plan for Non-Employee Directors(/7/)*
   10K        --  Directors Benefit Protection Trust of Nalco Chemical
                  Company(/5/)*
   10L        --  Management Benefit Protection Trust of Nalco Chemical
                  Company(/5/)*
   10M        --  Restricted Stock Trust of Nalco Chemical Company(/5/)*
   10N        --  Performance Share Plan as amended effective February 16, 1996 and October 17, 1996(/10/)*
   10O        --  Employee Stock Compensation Plan as amended effective January
                  1, 1996 and October 17, 1996(/10/)*
   10P        --  Non-Employee Directors Stock Compensation Plan(/8/)*
 Exhibit  11  --  Computation of Earnings Per Share*
 Exhibit  13  --  Those portions of the 1998 Annual Report to Shareholders expressly incorporated herein by reference
 Exhibit  21  --  Subsidiaries of the Registrant*
 Exhibit  23  --  Consent of Independent Accountants
 Exhibit  27A --  Financial Data Schedule*
 Exhibit  99A --  Notice of Annual Meeting and Proxy Statement(/13/)*
 Exhibit  99B --  September 16, 1996 Letter to Shareholders with Summaries of the Preferred Share Purchase Rights Agreement(/11/)*
 Exhibit  99C --  Form 11-K Annual Report

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

*Exhibit was filed with Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NALCO CHEMICAL COMPANY

                                          By /s/ E. J. Mooney
                                             ----------------------------------
                                             E. J. Mooney
                                             Chairman, Chief Executive Officer

                                          Date: April 1, 1999

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

                                          PricewaterhouseCoopers LLP

Chicago, Illinois
February 6, 1999

                    NALCO CHEMICAL COMPANY AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         Col. A             Col. B           Col. C               Col. D        Col. E
         ------           ---------- -----------------------   ------------   ----------
                                            Additions
                                     -----------------------
                                                     (2)
                                         (1)      Charged To
                          Balance At  Charged To    Other                      Balance
                          Beginning     Costs     Accounts--   Deductions--     At End
      Description         of Period  and Expenses  Describe      Describe     Of Period
      -----------         ---------- ------------ ----------   ------------   ----------
Reserves deducted in the
 Statements of
 Consolidated Financial
 Condition from the
 assets to which they
 apply
  Allowance for doubtful
   accounts
   Year Ended:
                                                   $683,000(A)
    December 31, 1998     $4,170,000  $3,602,000      6,000(C)  $2,411,000(B) $6,050,000
                          ==========  ==========   ========     ==========    ==========
                                                                $  938,000(B)
    December 31, 1997     $4,936,000  $  630,000   $ 22,000(A)     480,000(C) $4,170,000
                          ==========  ==========   ========     ==========    ==========
                                                   $738,000(A)
    December 31, 1996     $4,439,000  $  388,000     17,000(C)  $  646,000(B) $4,936,000
                          ==========  ==========   ========     ==========    ==========

--------
Note A--Valuation of assets acquired.
Note B--Excess of accounts written off over recoveries.
Note C--Foreign currency translation adjustments.