Form 10-Q
period 1999-03-31
NALCO CHEMICAL CO
filed 1999-05-13
CIK 69598

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999


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

                              Yes     X          No



The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999 was 65,813,192 shares common stock - par value $.1875 a share.

                             NALCO CHEMICAL COMPANY


                                      INDEX

                                                                                                         Page No.

Part I.          Financial Information:

                 Item 1.       Financial Statements

                               Condensed Consolidated Statements of
                                    Financial Condition - March 31, 1999
                                    (Unaudited) and December 31, 1998.........................................2

                               Condensed Consolidated Statements of
                                    Earnings and Comprehensive Income
                                    (Unaudited) - Three Months Ended
                                    March 31, 1999 and 1998...................................................3

                               Condensed Consolidated Statements of
                                    Cash Flows (Unaudited) - Three Months
                                    Ended March 31, 1999 and 1998.............................................4

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


Part II.         Other Information:

                 Item 4.       Submission of Matters to a Vote of
                                    Security Holders..........................................................14

                 Item 6.       Exhibits and Reports on Form 8-K...............................................14

                 Exhibit (11) - Statement Re:  Computation
                                         of Earnings Per Share................................................15

                 Exhibit (15) - Awareness Letter of Independent
                                         Accountants..........................................................17

                 Exhibit (27) - Financial Data Schedule.......................................................18

                 Signatures...................................................................................19

                                                               - 5 -
                          PART I. FINANCIAL INFORMATION

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                         March 31,                December 31,
                                                                            1999                      1998
(Dollars in millions)                                                    (Unaudited)                (Note)

ASSETS
Current assets
Cash and cash equivalents                                                 $   39.8                $   31.2
Accounts receivable, less allowances
     of $5.8 and $6.1, respectively                                          304.9                   276.7
Inventories
    Finished products                                                        101.9                    97.4
    Materials and work in process                                             27.9                    24.4
                                                                          --------                ---------
                                                                             129.8                   121.8
Prepaid expenses, taxes and other
  current assets                                                              27.8                    47.9
                                                                          --------                --------

Total current assets                                                         502.3                   477.6

Investment in and advances
    to partnership                                                           128.5                   124.5
Goodwill, less accumulated amortization
    of $43.3 and $40.5, respectively                                         387.6                   376.3
Other assets                                                                 146.5                   155.0
Property, plant and equipment                                              1,203.6                 1,225.1
    Less allowances for depreciation                                        (706.9)                 (707.8)
                                                                          --------                --------
                                                                             496.7                   517.3
                                                                          --------                ---------
                                                                          $1,661.6                $1,650.7
                                                                          ========                ========

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                                                           $   38.0                $   75.8
Accounts payable                                                             110.9                   124.9
Other current liabilities                                                    127.0                   150.6
                                                                          --------                ---------
Total current liabilities                                                    275.9                   351.3

Long-term debt                                                               569.3                   496.2
Deferred income taxes                                                         29.0                    15.6
Accrued postretirement benefits                                              123.6                   123.0
Other liabilities                                                             57.9                    78.7
Shareholders' equity                                                         605.9                   585.9
                                                                          --------                ---------
                                                                          $1,661.6                $1,650.7
                                                                          ========                ========

Note: The Statement of Financial Condition at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                 Three Months Ended
(Dollars in millions,                                 March 31,
except per share data)                           1999           1998

Net sales                                        $410.2        $367.1
Operating costs and expenses
      Cost of products sold                       184.8         164.9
      Operating expenses                          152.2         145.9
                                                 ------        ------
                                                  337.0         310.8
                                                 ------        ------

Operating earnings                                 73.2          56.3
Other income (expense)
      Interest and other income                     1.2           1.0
      Interest expense                             (8.2)         (4.9)
      Equity in earnings of partnership             4.6           7.3
                                                  ------         ------

Earnings before income taxes                       70.8          59.7

Income taxes                                       25.5          21.7
                                                 ------        ------

Net earnings                                       45.3          38.0

Other comprehensive income
      Foreign currency translation
          adjustments                             (11.1)         (6.9)
                                                  ------        ------

Comprehensive income                             $ 34.2        $ 31.1
                                                  ======        ======

Per common share:
      Net earnings - basic                        $ 0.65       $ 0.53
                                                  ======        ======

      Net earnings - diluted                      $ 0.60       $ 0.49
                                                  ======       ======

      Cash dividends                              $ 0.25       $ 0.25
                                                  ======       ======


Average basic shares outstanding
      (in thousands)                              65,706       66,116

Average diluted shares outstanding
      (in thousands)                              73,093       74,570


See accompanying Notes to Condensed Consolidated Financial
      Statements (Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                     Three Months Ended
                                                            March 31,
(Dollars in millions)                                1999          1998
                                                     --------   ---------

Cash provided by (used for)
          operating activities
      Net earnings                                   $ 45.3        $ 38.0
      Adjustments not affecting cash
          Depreciation and amortization                25.5          25.6
          Other, net                                   (6.3)         (9.0)
      Changes in current assets and
          liabilities                                 (53.4)        (10.2)
                                                      ------        ------

          Net cash provided by operations              11.1          44.4
                                                      ------         ------

Investing activities
      Additions to property,
          plant and equipment                         (19.7)         (25.8)
      Business purchases                              (15.8)         (23.4)
      Other                                             8.0           (3.7)
                                                      ------         ------

          Net cash (used for)
                investing activities                  (27.5)         (52.9)
                                                      ------          ------

Financing activities
      Cash dividends                                  (19.2)         (19.4)
      Changes in short-term debt                       (2.9)           2.3
      Changes in long-term debt                        48.4           32.5
      Common stock reacquired                            -            (6.3)
      Other                                             0.4            8.2
                                                      ------          ------

          Net cash provided by
                financing activities                   26.7           17.3
                                                      ------         ------

Effects of foreign exchange
      rate changes                                     (1.7)          (1.1)
                                                      ------          ------

          Increase in cash and
                cash equivalents                     $  8.6         $  7.7
                                                      ======          ======



See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                                 NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              (UNAUDITED)

                                            March 31, 1999


NOTE A--BASIS OF PRESENTATION

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 1999 and 1998. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, PricewaterhouseCoopers LLP. The Independent Accountants' Review Report is included on page 9.


NOTE B--EARNINGS PER SHARE

Tables which detail the computations of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 are included in Exhibit (11) on pages 15 and 16.

NOTE C -- SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:

                                            March 31,             December 31,
(Dollars in millions,                         1999                    1998
                                          ------------          -------------
 except per share figures)

Preferred stock -
   par value $1.00 per share;
   authorized 2,000,000 shares;
   Series B ESOP Convertible
       Preferred Stock - 360,301 shares
       at March 31, 1999 and 373,195
       shares at December 31, 1998          $    0.4                $    0.4
    Series C Junior Participating
       Preferred Stock - none issued             -                       -
    Capital in excess of par value
       of shares                               172.9                   179.1
    Unearned ESOP compensation                (136.0)                 (140.5)
                                             --------                --------
                                                37.3                    39.0

Common stock -
    par value $.1875 per share;
    authorized 200,000,000 shares;
    issued 80,287,568 shares                    15.1                    15.1
    Capital in excess of par value
       of shares                                48.9                    48.0
Common stock reacquired - at cost
    14,474,376 shares at
    March 31, 1999 and 14,758,440
    shares at December 31, 1998                (443.9)                (449.7)
Retained earnings                             1,059.3                1,033.2
Accumulated other comprehensive income         (110.8)                 (99.7)
                                              --------                --------
Total shareholders' equity                   $  605.9               $  585.9
                                             ========                ========

NOTE D--BUSINESS SEGMENT DATA

The following table presents net sales by reportable segment:


                                            Three Months Ended
                                                March 31,
(Dollars in millions)                        1999         1998
                                            ------      -------

Industrial                                  $119.1       $116.5
Specialty                                     91.1         74.2
Pulp and Paper                                97.0         82.3
Process                                       50.9         48.3
Latin America                                 18.3         21.5
Pacific                                       33.8         24.3
                                            ------       ------
Total                                       $410.2       $367.1
                                            ======       ======

There are no intersegment revenues. The Company evaluates the performance of its segments based on "direct contribution." Direct contribution represents net sales, less cost of products sold, selling and research expenses directly attributable to each segment. Beginning in 1999, the Company also allocates a portion of general corporate research expenses to each reportable segment. Prior year data has been restated to conform with this change. The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes:

                                                    Three Months Ended
                                                           March 31,
(Dollars in millions)                                1999         1998
                                                     ------     -------

Segment direct contribution:
    Industrial                                      $ 29.3      $ 28.4
    Specialty                                         24.7        15.3
    Pulp and Paper                                    27.5        17.8
    Process                                           10.9        10.2
    Latin America                                      3.5         4.6
    Pacific                                            7.0         4.2
                                                    ------      ------
Total segment direct contribution                    102.9        80.5
Income (expenses) not allocated to segments:
    Unallocated operating costs and expenses         (29.7)      (24.2)
                                                     ------      ------

Operating earnings                                    73.2        56.3
Interest and other income                              1.2         1.0
Interest expense                                      (8.2)       (4.9)
Equity in earnings of partnership                      4.6         7.3
                                                     ------      ------
Earnings before income taxes                        $ 70.8      $ 59.7
                                                    ======      ======

NOTE E--ACQUISITIONS

During the first quarter 1999, the Company acquired three businesses that operate in Nalco's core markets of water treatment and process chemicals. Each of the acquisitions was accounted for as a purchase and, accordingly, the operating results of each business were included in the consolidated results of the Company from its respective acquisition date. The Company also increased its investment in its subsidiary company in Taiwan to 100 percent. The combined purchase price of these businesses was approximately $16 million. The Company is in the process of evaluating the assets that were purchased and the liabilities that were assumed and, accordingly, will make any necessary adjustments to the recorded value of the acquired assets and liabilities.

The pro forma impact as if these acquisitions had occurred at the beginning of 1999 is not significant.

NOTE F--EFFECTS OF NEW ACCOUNTING STANDARDS

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

The Company adopted SOP 98-1 and SOP 98-5 in January 1999, and their application did not have a material effect on the Company's results of operations, financial position or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivatives and the resulting designations. SFAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 17, 1998. The Company presently believes that the application of SFAS 133, when adopted, will not have a material effect on the Company's results of operations, financial position or cash flows. The Company makes limited use of derivatives to manage well-defined interest rate and foreign exchange exposures. The Company does not hold or issue derivatives for trading purposes.

NOTE G--SUBSEQUENT EVENT

In April 1999, the Company announced the sale of its worldwide process lubricants business serving the steel and aluminum industries, including its two-piece can-making lubricants business, to D. A. Stuart Company of Warrenville, Illinois. The transaction includes the sale of technology and equipment associated with the lubricants business, as well as the transfer of approximately 40 sales and support personnel. Sales of this business were about $30 million in 1998. The sale of this business will result in a pretax gain of approximately $18 million in the second quarter 1999.

REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of March 31, 1999, and for the three month period then ended. This interim financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the statement of consolidated financial condition as of December 31, 1998, and the related statements of consolidated earnings, of cash flows and of common shareholders' equity for the year then ended (not presented herein), and in our report dated February 6, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1998, is fairly stated in all material respects in relation to the statement of consolidated financial condition from which it has been derived.


PricewaterhouseCoopers LLP

By: Robert R. Ross
       Engagement Partner


April 29, 1999
Chicago, Illinois

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

First Quarter 1999 Operations Compared to First Quarter 1998

Sales increased 12 percent over last year with five of the six divisions reporting improved results. In anticipation of a possible interruption in product shipments due to the start-up of a new computer system, the Company encouraged its U.S. customer base to accept product shipments early under normal terms of sale. These early shipments had the effect of shifting sales from the second quarter to the first quarter. The Company estimates that sales and diluted earnings per share were increased in the first quarter by $15 million and 6 cents, respectively, as a result of the early shipments program.

The Industrial Division reported a modest sales gain of 2 percent. Higher sales resulting from the early shipments program and acquisitions were partly offset by the translation effect of the stronger U.S. dollar compared to a year ago. Acquisitions accounted for approximately two-thirds of the 23 percent improvement in sales that was reported by the Specialty Division, while favorable exchange rates had a minor positive effect. It is estimated that the early shipments program increased Specialty Division sales about 6 percent over the year-ago quarter. The Pulp and Paper Division reported an 18 percent gain in sales, with acquisitions contributing slightly less than two-thirds of the gain. The early shipments program accounted for an estimated one-fourth of the Division's improvement. The Process Division's 5 percent sales gain over last year was mainly attributable to the early shipments program. Increased sales resulting from acquisitions were offset by the translation impact of the stronger U.S. dollar compared to last year. The Latin America Division reported a 15 percent sales decline which was the result of adverse changes in currency translation rates, most notably for the Brazilian real. Pacific Division sales increased by 39 percent over last year with more than half of the improvement attributable to changes in volume, mix and price. Acquisitions accounted for slightly more than one-third of the increase, while favorable translation rate changes had a slightly positive effect over last year.

The gross margin was 54.9 percent for the first quarter of 1999 compared to 55.1 percent for the first quarter of 1998. The decrease is attributable to lower margins of acquired operations.

Operating expenses (selling, administrative, research, etc.) were up $6.3 million over the first quarter of last year. Expenses of acquisitions more than offset savings realized from the cost reduction program.

Interest and other income increased by $0.2 million over a year ago, mainly as a result of favorable foreign exchange results, which were slightly offset by lower interest income and higher charges for minority interests. Interest expense increased by $3.3 million over the first quarter of last year which reflects higher borrowings to finance acquisitions and share repurchases during 1998.

Nalco's equity in Nalco/Exxon for the first quarter of 1999 was $4.6 million, a decrease of $2.7 million from the first quarter of 1998, reflecting depressed oil prices and resulting cutbacks in oil production.

The effective income tax rate for the first quarter of 1999 was 36.0 percent compared to the 36.3 percent that was reported for the first quarter of 1998.

Net earnings as a percent to sales was 11.0 percent for the first quarter of 1999, compared to a return on sales of 10.4 percent for the year-ago quarter. Basic net earnings per share for the first quarter 1999 was 65 cents compared to 53 cents for the first quarter 1998. Net earnings per share on a diluted basis for the first quarter 1999 was 60 cents compared to 49 cents for the first quarter 1998.

In April 1999, the Company announced the sale of its worldwide process lubricants business serving the steel and aluminum industries. Sales of this business were about $30 million in 1998. The sale of this business will result in a pretax gain of approximately $18 million in the second quarter 1999.

Changes in Financial Condition

Cash and cash equivalents increased by $8.6 million during the first three months of 1999 as detailed in the Unaudited Condensed Consolidated Statement of Cash Flows.

Days sales outstanding were 64 days at March 31, 1999, down slightly from the 65 days outstanding at December 31, 1998. Working capital at March 31, 1999 totaled $226.4 million, a $100.1 million increase from the $126.3 million at December 31, 1998. The reclassification of $40.0 million of commercial paper borrowings from short-term debt to long-term debt, higher accounts receivable resulting from increased sales, and charges against the accrual for the Company's 1998 cost reduction program accounted for most of the increase. The ratio of current assets to current liabilities was 1.8 to 1 at March 31, 1999.

The $11.3 million increase in goodwill is mainly attributable to acquisitions that were made during the first quarter of 1999, net of amortization. These acquisitions were financed by the issuance of commercial paper, which is classified as long-term debt.

Capital investments totaled $19.7 million for the first three months of 1999. Major expenditures were for additional PORTA-FEED(R) units and the Company's new global management information systems.

Effects of New Accounting Standards

See Note F of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

Year 2000 Compliance

Many information and operational systems in use today may be unable to interpret dates subsequent to the year 1999 to the extent such systems allow only two digits to indicate the year. As a result, the inability of such systems to distinguish between the year 2000 and the year 1900 during this changeover could have adverse consequences on the operations of the Company, its constituent parts and the integrity of information processing. This potential problem is referred to as the "Y2K issue."

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

New systems for business processing have been used in Canada since mid-1998, and in the U.S. since early April 1999. In Europe, Nalco has completed and tested an upgrade of its BPCS(R) business processing software, which provides full Y2K compliance. The Company's European operations have been running on this Y2K compliant system since April 1998. In Australia, Nalco has upgraded its VAX(R)-based business processing software to provide full Y2K compliance. The upgrade was completed, tested and implemented by the end of March 1999. In Asia, Nalco is implementing a new version of its PC-based business processing software that addresses Y2K compliance, and completion is expected by mid-1999. In Latin America (except Venezuela), Nalco has modified or replaced its PC-based systems to ensure Y2K compliance. In Venezuela, Nalco is replacing its noncompliant BPCS software with a Y2K compliant PC-based system, and completion is expected by mid-1999.

As Nalco addressed its internal information processing and business system needs, it also established a formalized structure for managing its Y2K issue. A Y2K compliance team was initiated in early 1998, consisting of a multidiscipline team cutting across all critical operating areas within the Company. This team is headed by a senior executive officer of the Company. At the same time, Nalco accelerated its focus on two critical areas: plant process control systems and equipment containing embedded chips provided to customers. Team leadership regularly reports to the Company's Board of Directors.

Consequently, Nalco now has in place a global Company-wide program to address the Y2K issue. This effort encompasses software, hardware, electronic data interchange, networks, PCs, manufacturing and other facilities, and supplier and customer readiness, along with embedded chip issues both internally and at customer locations. Y2K compliance progress is tracked along functional lines for all areas at Nalco worldwide.

The Company's plant process control systems have been inventoried and assessed. Where needed, remediation plans have been made and are being implemented. The Company believes that all significant Y2K issues at its plants have been identified, and either (i) corrected, or (ii) projects for correction are underway and will be completed by year-end 1999. Specifically, control system upgrades have been completed at the Company's plants in Garyville, Louisiana, and Perth and Sydney, Australia. Upgrades are in process at the Biebesheim, Germany, and Singapore plants. These systems are expected to be Y2K compliant by the third quarter 1999. The Company has completed a successful test of its control system upgrade at its Garyville, Louisiana plant for Y2K compliance. The Company had an independent review by an outside engineering firm for the Y2K work at its North American plants, and a similar outside independent review is being conducted at its European plants.

Any of the Company's products (or third party products provided by the Company to its customers) that contain microprocessors or software or embedded chips have been or are being tested, and upgrades identified for those which are noncompliant. The Company is continuously in the process of assessing its customer sites for the Y2K compliance status of Nalco-provided equipment containing embedded chips.

The Company continues to look at the Y2K compliance efforts of its equipment, service and material suppliers. It is surveying suppliers and other service providers to ensure that the supply chain is not interrupted. The Company has sent questionnaires to all of its significant suppliers regarding their Y2K compliance status, and is attempting to identify any problem areas with respect to them, particularly with respect to those suppliers identified as critical to ongoing operations. Those suppliers identified as "mission critical" are scheduled for additional in-person and/or on-site review and assessment.

The Company believes that its area of greatest risk relates to significant suppliers failing to remediate their Y2K issues in a timely manner, which may cause supply interruption for its customers. The Company has strong relationships with certain significant suppliers at most of the locations in which it operates. These relationships may be material to some local operations and, in the aggregate, may be material to the Company. If a number of significant suppliers are not Y2K compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flows. As a result, the Company has identified its "mission critical" suppliers and is working closely with them to better understand the level of risk presented. The Company is making contingency plans so that the failure of a critical supplier will not impact the Company's ability to manufacture and ship products.

The Company is dependent upon its customers for sales and cash flow. Interruptions in the operations of Nalco's customers resulting from their Y2K failures could result in reduced sales, increased inventory or receivable levels, and cash flow reductions. While these events are possible, Nalco has a sophisticated customer base which is wide and diverse, and the Company does not expect Y2K failures by its customers to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

The Company is currently looking at development of basic contingency plans to restore the material functions of each of its systems or activities in the event of a Y2K failure. It is expected that contingency plans would cover all material levels of activity within each business location and functional area (including acquired operations and subsidiaries not integrated into the Company). Management does not expect the financial impact of the Company's Y2K compliance efforts to be material to the Company's consolidated financial position, results of operations or cash flows.

It is currently estimated that the aggregate cost of the Company's Y2K compliance efforts will not exceed $3 million. These costs are expensed as incurred and are funded through operating cash flows. These amounts do not include any costs associated with the implementation of contingency plans, which continue to be developed. The costs associated with the replacement of computer systems, hardware or equipment, substantially all of which would be capitalized, are not included in the above estimate. Replacement systems consist primarily of the SAP(TM) software, related hardware and implementation costs, and are estimated to have a total cost of over $50 million. The Company's share of SAP costs is estimated at approximately $40 million, with the balance being borne by the Company's joint venture, Nalco/Exxon. The Company's Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K program described above are subject to change.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to achieving material Y2K compliance include the availability of resources; the Company's ability to discover and correct potential Y2K-sensitive or critical problems which could have a serious impact on specific facilities of the Company or its customers; and the ability of suppliers, customers and those external agencies which may have a material impact on the Company to bring their systems into Y2K compliance.

BPCS is a registered trademark of System Software Associates, Inc. VAX is a registered trademark of Digital Equipment Corporation.
SAP is a trademark of SAP AG.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Nalco Chemical Company was held on April 29, 1999, for the purpose of electing three Class III Directors and one Class II Director; approving the appointment of independent accountants; and a shareholder proposal regarding endorsement of the CERES Principles. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected.

The vote electing the individual directors was as follows:

         Class III Director               Shares Voted "For"                    Shares Withheld
         B. S. Kelly                          64,650,240                             1,734,672
         S. D. Newlin                         64,665,067                             1,719,845
         J. J. Shea                           64,679,558                             1,705,354

         Class II Director                Shares Voted "For"                    Shares Withheld
         W. S. Weeber                         64,740,007                             1,644,905

The appointment of PricewaterhouseCoopers LLP as independent accountants for the Company was approved:

         Shares Voted "For"               Shares Voted "Against"                Shares Abstaining
            65,332,796                        630,136                                  421,980


The Shareholder Proposal regarding endorsement of the CERES Principles was not approved:

Shares Voted "For"           Shares Voted "Against"             Shares Abstaining           Broker Non-Votes
   4,513,334                       52,961,616                        2,927,938                  5,982,024




Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are included herein:

                 (11)    Statement Re: Computation of Earnings Per Share

                 (15)    Awareness Letter of Independent Accountants

                 (27)    Financial Data Schedule

          (b) The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     NALCO CHEMICAL COMPANY
                                                     (Registrant)






Date:    May 13, 1999                                W. E. BUCHHOLZ
                                     ----------------------------------------
                                      W. E. Buchholz - Senior Vice President,
                                                  Chief Financial Officer






Date:    May 13, 1999                                  S. J. GIOIMO
                                     ----------------------------------------
                                               S. J. Gioimo - Secretary