Form 10-Q
period 1999-06-30
NALCO CHEMICAL CO
filed 1999-08-13
CIK 69598

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999


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

                              Yes     X          No



The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999 was 66,735,879 shares common stock - par value $.1875 a share.

                             NALCO CHEMICAL COMPANY


                                      INDEX

                                                                                                         Page No.

Part I.          Financial Information:

                 Item 1.       Financial Statements

                               Condensed Consolidated Statements of
                                    Financial Condition - June 30, 1999
                                    (Unaudited) and December 31, 1998.........................................2

                               Condensed Consolidated Statements of
                                    Earnings and Comprehensive Income
                                    (Unaudited) - Three Months and Six Months
                                    Ended June 30, 1999 and 1998..............................................3

                               Condensed Consolidated Statements of
                                    Cash Flows (Unaudited) - Three Months and
                                    Six Months Ended June 30, 1999 and 1998...................................4

                               Notes to Condensed Consolidated Financial
                                    Statements (Unaudited)....................................................5

                               Report of Independent Accountants on
                                    Review of Interim Financial Information...................................10

                 Item 2.       Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations.............................................................11


Part II.         Other Information:

                 Item 6.       Exhibits and Reports on Form 8-K...............................................16

                 Exhibit (11) - Statement Re:  Computation
                                         of Earnings Per Share................................................17

                 Exhibit (15) - Awareness Letter of Independent
                                         Accountants..........................................................18

                 Exhibit (27) - Financial Data Schedule.......................................................19

                 Signatures ..................................................................................20

                                                              - 21 -
                          PART I. FINANCIAL INFORMATION

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          June 30,                 December 31,
                                                                          1999                     1998
(Dollars in millions)                                                     (Unaudited)              (Note)

ASSETS
Current assets
Cash and cash equivalents                                                 $   37.2                $   31.2
Accounts receivable, less allowances
     of $5.4 and $6.1, respectively                                          314.5                   276.7
Inventories
    Finished products                                                         96.9                    97.4
    Materials and work in process                                             27.5                    24.4
                                                                          --------                ---------
                                                                             124.4                   121.8
Prepaid expenses, taxes and other
  current assets                                                              28.8                    47.9
                                                                          --------                --------

Total current assets                                                         504.9                   477.6

Investment in and advances
    to partnership                                                           136.1                   124.5
Goodwill, less accumulated amortization
    of $47.5 and $40.5, respectively                                         393.3                   376.3
Other assets                                                                 148.8                   155.0
Property, plant and equipment                                              1,207.9                 1,225.1
    Less allowances for depreciation                                        (722.2)                 (707.8)
                                                                          --------                --------
                                                                             485.7                   517.3
                                                                          --------                ---------
                                                                          $1,668.8                $1,650.7
                                                                          ========                ========

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                                                           $   67.0                $   75.8
Accounts payable                                                              98.0                   124.9
Other current liabilities                                                    131.4                   150.6
                                                                          --------                ---------
Total current liabilities                                                    296.4                   351.3

Long-term debt                                                               510.1                   496.2
Deferred income taxes                                                         29.1                    15.6
Accrued postretirement benefits                                              125.2                   123.0
Other liabilities                                                             58.2                    78.7
Shareholders' equity                                                         649.8                   585.9
                                                                          --------                ---------
                                                                          $1,668.8                $1,650.7
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

See accompanying Notes to Condensed Consolidated Financial Statements
 (Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                     Three Months Ended                  Six Months Ended
(Dollars in millions,                                                      June 30,                             June 30,
except per share data)                                                1999             1998              1999            1998
                                                                     ------------     ------              ----           ----

Net sales                                                            $384.5           $403.0             $794.7           $770.1
Operating costs and expenses
      Cost of products sold                                           173.3            181.2              358.1            346.1
      Operating expenses                                              157.5            156.5              309.7            302.4
                                                                      ------          ------              ------           ------
                                                                      330.8            337.7              667.8            648.5
                                                                     ------           ------              ------           ------

Operating earnings                                                     53.7             65.3              126.9            121.6
Other income (expense)
      Other income and expense - net                                   19.3             (0.3)              20.5              0.7
      Interest expense                                                 (7.8)            (6.9)             (16.0)           (11.8)
      Equity in earnings of partnership                                 3.9              7.6                8.5             14.9
                                                                      ------           ------            ------           ------

Earnings before income taxes                                           69.1             65.7              139.9            125.4

Income taxes                                                           23.0             23.7               48.5             45.4
                                                                      ------           ------            ------           ------

Net earnings                                                           46.1             42.0               91.4             80.0

Other comprehensive income
      Foreign currency translation
          adjustments                                                  (2.1)            (4.9)             (13.2)           (11.8)
                                                                      ------           ------             ------           ------

Comprehensive income                                                 $ 44.0            $ 37.1            $ 78.2           $ 68.2
                                                                     ======            ======            ======           ======

Per common share:
      Net earnings - basic                                           $ 0.66            $ 0.59            $ 1.30           $ 1.12
                                                                     ======            ======            ======           ======

      Net earnings - diluted                                         $ 0.61            $ 0.55            $ 1.21           $ 1.04
                                                                     ======            ======             ======          ======

      Cash dividends                                                 $ 0.25            $ 0.25            $ 0.50           $ 0.50
                                                                     ======            ======             ======          ======


Average basic shares outstanding
      (in thousands)                                                 66,161            66,070             65,951          66,079

Average diluted shares outstanding
      (in thousands)                                                 73,665            74,270             73,410          74,402



See accompanying Notes to Condensed Consolidated Financial
         Statements (Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       Three Months Ended                   Six Months Ended
                                                                             June 30,                            June 30,
(Dollars in millions)                                                   1999            1998              1999           1998
                                                                        --------       ---------         --------       ---------

Cash provided by (used for)
          operating activities
      Net earnings                                                       $ 46.1          $ 42.0          $ 91.4           $ 80.0
      Adjustments not affecting cash
          Depreciation and amortization                                    26.0            26.9            51.5             52.5
          Other, net                                                      (18.3)            3.0           (24.6)            (6.0)
      Changes in current assets and
          liabilities                                                     (15.9)          (26.8)          (69.3)           (37.0)
                                                                          ------          ------          ------           ------

          Net cash provided by operations                                  37.9            45.1             49.0            89.5
                                                                         ------          ------           ------          ------

Investing activities
      Additions to property,
          plant and equipment                                             (18.9)          (32.4)           (38.6)          (58.2)
      Business purchases                                                  (10.4)          (95.0)           (26.2)         (118.4)
      Business sale proceeds                                               21.5             -               21.5             -
      Other                                                                (2.3)           (6.3)             5.7           (10.0)
                                                                         ------          ------           ------          ------

          Net cash (used for)
                investing activities                                      (10.1)         (133.7)           (37.6)         (186.6)
                                                                         ------          ------           ------          ------

Financing activities
      Cash dividends                                                      (19.2)          (19.5)           (38.4)          (38.9)
      Changes in short-term debt                                           22.2            (0.3)            19.3             2.0
      Changes in long-term debt                                           (51.3)          117.7             (2.9)          150.2
      Common stock reacquired                                               -             (19.3)             -             (25.6)
      Other                                                                18.9            (0.8)            19.3             7.4
                                                                         ------          ------           ------          ------

          Net cash provided by (used for)
                financing activities                                      (29.4)           77.8             (2.7)           95.1
                                                                         ------          ------           ------          ------

Effects of foreign exchange
      rate changes                                                         (1.0)           (0.6)            (2.7)           (1.7)
                                                                          ------          ------           ------           ------

          Increase (decrease) in cash and
                cash equivalents                                         $ (2.6)         $(11.4)          $  6.0          $ (3.7)
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

                                                 June 30, 1999


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

It is the  opinion  of  management  that the  unaudited  condensed  consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month and six month periods ended June 30, 1999 and 1998. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, PricewaterhouseCoopers LLP. The Independent Accountants' Review Report is included on page 10.


NOTE B--EARNINGS PER SHARE

Tables which detail the computations of basic and diluted earnings per share for the three months and six months ended June 30, 1999 and 1998 are included in Exhibit (11) on page 17.

NOTE C -- SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:

                                                                            June 30,             December 31,
(Dollars in millions,                                                          1999                 1998
                                                                           ------------         -------------
 except per share figures)

Preferred stock
    par value $1.00 per share;
    authorized 2,000,000 shares; Series B
    ESOP Convertible
       Preferred Stock - 346,795 shares
       at June 30, 1999 and 373,195
       shares at December 31, 1998                                        $    0.3                $    0.4
    Series C Junior Participating
       Preferred Stock - none issued                                           -                       -
    Capital in excess of par value
       of shares                                                             166.5                   179.1
    Unearned ESOP compensation                                              (136.0)                 (140.5)
                                                                          --------                --------
                                                                              30.8                    39.0

Common stock -
    par value $.1875 per share;
    authorized 200,000,000 shares;
    issued 80,287,568 shares                                                  15.1                    15.1
    Capital in excess of par value
       of shares                                                              56.0                    48.0
Common stock reacquired - at cost
    13,551,689 shares at
    June 30, 1999 and 14,758,440
    shares at December 31, 1998                                             (425.4)                 (449.7)
Retained earnings                                                          1,086.2                 1,033.2
Accumulated other comprehensive income                                      (112.9)                  (99.7)
                                                                          --------                --------
Total shareholders' equity                                                $  649.8                $  585.9
                                                                          ========                ========



NOTE D--BUSINESS SEGMENT DATA

The following table presents net sales by reportable segment:


                                                               Three Months Ended        Six Months Ended
                                                                    June 30,                   June 30,
Dollars in millions)                                      1999          1998              1999           1998
                                                         ------        ------           ------         -------

Industrial                                                 $112.1        $123.7            $231.2        $240.2
Specialty                                                    85.2          84.9             176.3        159.1
Pulp and Paper                                               91.3          93.4             188.3         175.7
Process                                                      40.0          51.2              90.9          99.5
Latin America                                                20.8          21.6              39.1          43.1
Pacific                                                      35.1          28.2              68.9          52.5
                                                           ------        ------            ------        ------
Total                                                      $384.5        $403.0            $794.7        $770.1
                                                           ======        ======            ======        ======

There are no intersegment revenues. The Company evaluates the performance of its segments based on "direct contribution." Direct contribution represents net sales, less cost of products sold, selling and research expenses directly attributable to each segment. Beginning in 1999, the Company also allocates a portion of general corporate research expenses to each reportable segment. Prior year data has been reclassified to conform with this change. The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes:

                                                            Three Months Ended               Six Months Ended
                                                              June 30,                           June 30,
(Dollars in millions)                                       1999           1998            1999          1998
                                                            ------       ------           ------        ------

Segment direct contribution:
    Industrial                                              $21.6         $32.7            $ 50.9        $ 61.1
    Specialty                                                17.2          19.2              41.9          34.5
    Pulp and Paper                                           20.3          22.6              47.8          40.4
    Process                                                   7.7          10.2              18.6          20.4
    Latin America                                             4.9           5.0               8.4           9.6
    Pacific                                                   7.7           5.5              14.7           9.7
                                                            -----         -----            ------        ------
Total segment direct contribution                            79.4          95.2             182.3         175.7

Income (expenses) not allocated to segments:
       Unallocated operating costs
          and expenses                                      (25.7)        (29.9)            (55.4)        (54.1)
                                                           ------        ------            ------        ------

Operating earnings                                           53.7          65.3             126.9         121.6
Interest and other income                                    19.3          (0.3)             20.5           0.7
Interest expense                                             (7.8)         (6.9)            (16.0)        (11.8)
Equity in earnings of partnership                             3.9           7.6               8.5          14.9
                                                           ------        ------            ------        ------

Earnings before income taxes                               $ 69.1        $ 65.7            $139.9        $125.4
                                                           ======        ======            ======        ======

NOTE E--ACQUISITIONS

During the first six months of 1999, the Company acquired six businesses that operate in Nalco's core markets of water treatment and process chemicals. Each of the acquisitions was accounted for as a purchase and, accordingly, the operating results of each business were included in the consolidated results of the Company from its respective acquisition date. The Company also increased its investment in its subsidiary company in Taiwan to 100 percent. The combined purchase price of these businesses was approximately $26 million. The Company is in the process of evaluating the assets that were purchased and the liabilities that were assumed and, accordingly, will make any necessary adjustments to the recorded value of the acquired assets and liabilities.

The pro forma impact as if these acquisitions had occurred at the beginning of 1999 is not significant.

NOTE F--SALE OF LUBRICANT BUSINESS

In April 1999, the Company sold its worldwide process lubricants business serving the steel and aluminum industries, including its two-piece can-making lubricants business, to D. A. Stuart Company of Warrenville, Illinois. The transaction included the sale of technology and equipment associated with the lubricants business, as well as the transfer of approximately 40 sales and support personnel. Sales of this business were about $30 million in 1998. The sale of this business resulted in a net gain of approximately $10 million (14 cents per share on a diluted basis) in the second quarter 1999.

NOTE G--EFFECTS OF NEW ACCOUNTING STANDARDS

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivatives and the resulting designations. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amended SFAS 133, making it effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 17, 1998. The Company presently believes that the application of SFAS 133, when adopted, will not have a material effect on the Company's results of operations, financial position or cash flows. The Company makes limited use of derivatives to manage well-defined interest rate and foreign exchange exposures. The Company does not hold or issue derivatives for trading purposes.

NOTE H--SUEZ LYONNAISE DES EAUX MERGER AGREEMENT


On June 27, 1999, the Company entered into a definitive Agreement and Plan of Merger with Suez Lyonnaise des Eaux, a societe anonyme organized under the laws of the Republic of France, and H2O Acquisition Co., a Delaware corporation and a wholly owned subsidiary of Suez Lyonnaise des Eaux, providing for the acquisition by Suez Lyonnaise des Eaux of all the issued and outstanding shares of (i) the Company's common stock at $53 per share and (ii) the Company's Series B ESOP Convertible Preferred Stock at $1,060 per share, in each case, in cash. The transaction is structured as a cash tender offer for all outstanding shares to be followed by a merger of H2O Acquisition Co. with the Company.

On July 23, 1999 the Company and Suez Lyonnaise des Eaux announced that they had received requests for additional information and other documentary material from the U.S. Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, with respect to Suez Lyonnaise's proposed acquisition of Nalco. This request extends the waiting period under the HSR Act during which the parties are prohibited from closing the transaction. The Company and Suez
Lyonnaise  des  Eaux  are  cooperating  with  the  Federal  Trade   Commission's
inquiries.

REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of June 30, 1999, and for the three month and six month periods then ended. This interim financial information is the responsibility of the Company's management.

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


August 3, 1999
Chicago, Illinois

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Second Quarter 1999 Operations Compared to Second Quarter 1998

Sales declined 5 percent from last year. In anticipation of a possible interruption in product shipments due to the start-up of a new computer system in the month of April 1999, the Company encouraged its U.S. customer base to accept product shipments early under normal terms of sale during the first quarter of 1999. These early shipments had the effect of shifting sales from the second quarter to the first quarter. The Company estimates that sales and diluted earnings per share were increased in the first quarter by $15 million and 6 cents, respectively, as a result of the early shipments program with a corresponding decline during the second quarter of 1999.

The Industrial Division reported a 9 percent decline in sales from last year. The early shipment program which occurred during the first quarter and the translation effect of the stronger U.S. dollar accounted for more than half of this decrease. Sales by acquisitions offset unfavorable translation rates and the effect of the early shipment program, which accounts for the modest increase in the Specialty Division's sales over last year. Sales by the Pulp and Paper Division declined 2 percent from a year ago as the effect of the early shipment program and the negative impact of the stronger U.S. dollar more than offset sales gains that were recognized from acquisitions. The Process Division reported a 22 percent decrease from last year mainly as a result of the loss of revenues from the Company's rolling oil business which was sold at the beginning of the second quarter of 1999 and the early shipments program. Latin America Division sales were down 4 percent from last year which was attributable to the decreased U.S. dollar values of the regional currencies. Acquisitions tempered this translation effect of the stronger U.S. dollar. Pacific Division sales rose 24 percent over the second quarter of 1998 as solid growth was reported by most operations in the region. Acquisitions and the translation effect of the weaker U.S. dollar compared to most Asian currencies accounted for slightly more than half of the increase.

The gross  margin was 54.9  percent for the second  quarter of 1999  compared to
55.0 percent for the second quarter of 1998. This slight decrease was attributable to lower margins of acquired operations.

Operating expenses (selling, administrative, research, etc.) were up $1.0 million over the second quarter of last year. Expenses of acquisitions and increased expenses in select markets more than offset savings realized from the Company's 1998 cost reduction program.

Interest and other income increased by $19.6 million over a year ago, mainly as a result of the gain from the sale of the Company's rolling oil business. Interest expense increased by $0.9 million over the second quarter of last year which reflects higher borrowings to finance acquisitions and share repurchases during 1998.

Nalco's equity in Nalco/Exxon for the second quarter of 1999 was $3.9 million, a decrease of $3.7 million from the second quarter of 1998, reflecting depressed oil prices and resulting cutbacks in oil production.

The effective income tax rate for the second quarter of 1999 was 33.3 percent compared to the 36.1 percent that was reported for the second quarter of 1998. This decrease is due to changes related to the consolidation and centralization of certain functions in Europe.

Net earnings as a percent to sales was 12.0 percent for the second quarter of 1999, compared to a return on sales of 10.4 percent for the year-ago quarter. Basic net earnings per share for the second quarter 1999 was 66 cents compared to 59 cents for the second quarter 1998. Net earnings per share on a diluted basis for the second quarter 1999 was 61 cents compared to 55 cents for the second quarter 1998.

First Six Months 1999 Operations Compared to First Six Months 1998

Sales increased 3 percent over last year with three of the six divisions reporting improved results.

The Industrial Division reported a 4 percent decline in sales from last year. The translation effect of the stronger U.S. dollar and lower sales in the Basic
Industries  North  American  market   contributed  to  the  decline.   Sales  by
acquisitions accounted for part of the Specialty Division's 11 percent improvement over last year, with higher volume accounting for the balance. Acquisitions accounted for the 7 percent sales increase posted by the Pulp and Paper Division. The Process Division reported a 9 percent decrease from last year, which was attributable to the loss of salesfrom the Company's rolling oil business which was sold during the second quarterof 1999 and the translation effect of the stronger U.S. dollar. Latin America Division sales declined by 9 percent from last year which reflects adverse changes in currency translation rates partly offset by acquisitions and increased local currency sales by most operations in the region. Pacific Division sales were up 31 percent over the first six months of 1998. Solid improvements reported by most operations in the region and acquisitions accounted for most of the increase.

The gross margin was 54.9  percent for the first six months of 1999  compared to
55.1 percent for the first six months of 1998. This slight decrease was attributable to lower margins of acquired operations.

Operating expenses (selling, administrative, research, etc.) were up $7.3 million or 2 percent over the first six months of last year. Expenses of acquisitions and higher spending in select markets more than offset savings realized from the 1998 cost reduction program.

Interest and other income increased by $19.8 million over a year ago, mainly due to the sale of rolling oil business. Interest expense increased by $4.2 million over the first six months of last year which reflects higher borrowings to finance acquisitions and share repurchases during 1998.

Nalco's equity in Nalco/Exxon for the first six months of 1999 was $8.5 million, a decrease of $6.4 million from the second quarter of 1998, reflecting depressed oil prices and resulting cutbacks in oil production.

The effective income tax rate for the first six months of 1999 was 34.7 percent compared to the 36.2 percent reported for the first six months of 1998. This decrease is due to changes related to the consolidation and centralization of certain functions in Europe.

Net earnings as a percent to sales was 11.5 percent for the first six months of 1999, compared to a return on sales of 10.4 percent for the year-ago period. Basic net earnings per share for the first six months of 1999 was $1.30 compared to $1.12 for the first six months of 1998. Net earnings per share on a diluted basis for the first six months of 1999 was $1.21 compared to $1.04 for the first six months of 1998.

Changes in Financial Condition

Cash and cash equivalents increased by $6.0 million during the first six months of 1999 as detailed in the Unaudited Condensed Consolidated Statement of Cash Flows.

Days sales outstanding (DSO) were 73 days at June 30, 1999, compared to the 65 days outstanding at December 31, 1998. The increase in DSO was the result of collection delays associated with the implementation of the Company's new business information systems. Working capital at June 30, 1999 totaled $208.5 million, an $82.2 million increase from the $126.3 million at December 31, 1998. Higher accounts receivable and charges against the accrual for the Company's 1998 cost reduction program accounted for most of the increase. The ratio of current assets to current liabilities was 1.7 to 1 at June 30, 1999.

The $17 million increase in goodwill is mainly attributable to acquisitions that were made during the first six months of 1999, net of amortization. These acquisitions were financed by the issuance of commercial paper, which is classified as long-term debt.

Capital investments totaled $38.6 million for the first six months of 1999. Major expenditures were for additional PORTA-FEED(R) units and the Company's new global management information systems.

Effects of New Accounting Standards

See Note G of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

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


The Company has addressed its Year 2000 issues with business processing software through three main methods: complete system replacement, repair of existing systems, and upgrades to new Y2K compliant releases of existing systems. All of the Company's business processing systems have been made Year 2000 compliant except for Saudi Arabia where a replacement system will be installed, and Nalco Diversified Technologies where remediation is still in process. The following table lists the locations where the Company has business processing software in use, the method used to achieve Year 2000 compliance, and the date compliance was achieved:

         Canada                             Complete replacement with SAP(TM)                       June 1998
         United States                      Complete replacement with SAP                           April 1999
         Europe                             Remediation of BPCS(R)                                  April 1998
         Australia                          Remediation of VAX(R)-based system                      March 1999
         Pacific countries                  Upgrade of PC-based systems                             Dec. 1998 -
                                                                                                    June 1999
         Venezuela                          Replacement with
                                                 PC/LAN-based system                                July 1999
         Other Latin American
              countries                     Upgrade of PC-based systems                             Dec. 1998
         United Arab Emirates               Upgrade of PC-based system                              May 1999


As Nalco addressed its internal information processing and business system needs, it also established a formalized structure for managing its Y2K issue. A Y2K compliance team was initiated in early 1998, consisting of a multidiscipline team cutting across all critical operating areas within the Company. This team is headed by a senior executive officer of the Company. At the same time, Nalco accelerated its focus on two critical areas: plant process control systems and equipment containing embedded chips provided to customers. Team leadership regularly reports to the Company's Board of Directors. In addition to the corporate compliance team, local Y2K compliance teams have been formed at most of the Company's operations in Latin America, Asia Pacific and Europe. These teams are responsible for handling local Year 2000 issues.

Consequently, Nalco now has in place a global Company-wide program to address the Y2K issue. This effort encompasses software, hardware, electronic data interchange, networks, PCs, manufacturing and other facilities, and supplier and customer readiness, along with embedded chip issues both internally and at customer locations. Y2K compliance progress is tracked along functional lines for all areas at Nalco worldwide. The Company continues to review its process of informing and communicating with the media, Company employees, neighboring communities, and customers regarding the Y2K compliance status of the Company and its constituent operations.

The Company's plant process control systems for all plants worldwide have been inventoried and assessed. Where needed, remediation plans have been made and are being implemented. The Company believes that all significant Y2K issues at its plants have been identified, and either (i) corrected or (ii) projects for correction are underway and will be completed by year-end 1999. Specifically, control system upgrades have been completed at the Company's plants in Garyville, Louisiana, and Perth and Sydney, Australia. Upgrades are in process at the Biebesheim, Germany, and Singapore plants. These systems are expected to be Y2K compliant by the third quarter 1999. The Company has completed a successful test of its control system upgrade at its Garyville, Louisiana plant for Year 2000 compliance. The Company has had an independent review by an outside engineering firm for the Year 2000 work at both its North American plants and its European plants. This review found no significant Year 2000 problems.

The Company's products (or third party products provided by the Company to its customers) that contain microprocessors, software or embedded chips have been reviewed for Y2K compliance, and upgrades identified for those which are noncompliant. The Company is continuously in the process of assessing its customer sites for the Y2K compliance status of Nalco-provided equipment containing embedded chips.

The Company continues to look at the Y2K compliance efforts of its equipment, service and material suppliers. It is surveying suppliers and other service providers to ensure that the supply chain is not interrupted. The Company has sent questionnaires to all of its significant suppliers regarding their Y2K compliance status, and is attempting to identify any problem areas with respect to them, particularly with respect to those suppliers identified as critical to ongoing operations. Those suppliers identified as "mission critical" are scheduled for additional in-person and/or on-site review and assessment. As part of its process for managing supply chain risk, the Company became a signatory on July 30, 1999, to the "CPR Year 2000 ADR Commitment" ("Commitment") and the "Year 2000 Supply Chain Pledge" ("Pledge"). The CPR Institute for Dispute Resolution maintains a registry of signed Commitments and Pledges.

The Company is also reviewing requests from customers for additional supplies of product for the December 1999 to January 2000 time period. The Company is prepared to meet moderate increases in customer order patterns, but large scale stockpiling would interfere with the Company's ability to operate efficiently. Significant increases in orders across a broad range of industries could overload transportation and logistics systems, and affect the Company's ability to deliver products to its customers. Consequently, the Company is discouraging, and does not expect any, large scale stockpiling.

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


The Company is in the process of developing basic contingency plans to restore the material functions of each of its systems or activities in the event of a Y2K failure. Contingency plans will cover all material levels of activity within each business location and functional area (including acquired operations and subsidiaries not integrated into the Company). Contingency planning has been completed for most of the Company's manufacturing sites, and will be completed for other critical functional areas during the third quarter of 1999. Management does not expect the financial impact of the Company's Y2K compliance efforts to be material to the Company's consolidated financial position, results of operations or cash flows.

It is currently estimated that the aggregate cost of the Company's Y2K compliance efforts will not exceed $3 million. These costs are expensed as incurred and are funded through operating cash flows. These amounts do not include any costs associated with the implementation of contingency plans, which continue to be developed. The costs associated with the replacement of computer systems, hardware or equipment, substantially all of which would be capitalized, are not included in the above estimate. Replacement systems consist primarily of the SAP software, related hardware and implementation costs, and are estimated to have a total cost of over $50 million. The Company's share of SAP costs is estimated at approximately $40 million, with the balance being borne by the Company's joint venture, Nalco/Exxon. The Company's Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K program described above are subject to change.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to achieving material Y2K compliance include the availability of resources; the Company's ability to discover and correct potential Y2K sensitive or critical problems which could have a serious impact on specific facilities of the Company or its customers; and the ability of suppliers, customers and those external agencies which may have a material impact on the company to bring their systems into Y2K compliance.

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


Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are included herein:

                 (11)    Statement Re: Computation of Earnings Per Share

                 (15)    Awareness Letter of Independent Accountants

                 (27)    Financial Data Schedule

(b) The Registrant filed Form 8-K on June 28, 1999 and reported that on June 27, 1999, the registrant entered into a definitive Agreement and Plan of Merger with Suez Lyonnaise des Eaux, a societe anonyme organized under the laws of the Republic of France, and H20 Acquisition Co., a Delaware corporation and a wholly owned subsidiary of Suez Lyonnaise des Eaux, providing for the acquisition by Suez Lyonnaise des Eaux of all the issued and outstanding shares of (i) the registrant's common stock at $53 per share and (ii) the registrant's Series B ESOP Convertible Preferred Stock at $1,060 per share, in each case, in cash. The transaction is structured as a cash tender offer for all outstanding shares to be followed by a merger of H2O Acquisition Co. with the registrant.


    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             NALCO CHEMICAL COMPANY
                                                     (Registrant)





                                                W. E. BUCHHOLZ
Date:    August 13, 1999           -------------------------------------------
                                     W. E. Buchholz - Senior Vice President,
                                                  Chief Financial Officer






Date:    August 13, 1999                                S. J. GIOIMO
                                 ---------------------------------------------
                                              S. J. Gioimo - Secretary