Form 10-Q
period 1999-09-30
NALCO CHEMICAL CO
filed 1999-11-15
CIK 69598

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999


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

                              Yes     X          No



The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999 was 68,074,345 shares common stock - par value $.1875 a share.

                             NALCO CHEMICAL COMPANY


                                      INDEX

                                                                                                         Page No.

Part I.          Financial Information:


                 Item 1.       Financial Statements

                               Condensed Consolidated Statements of
                                    Financial Condition - September 30, 1999
                                    (Unaudited) and December 31, 1998.........................................2

                               Condensed Consolidated Statements of
                                    Earnings and Comprehensive Income
                                    (Unaudited) - Three Months and Nine Months
                                    Ended September 30, 1999 and 1998.........................................3

                               Condensed Consolidated Statements of
                                    Cash Flows (Unaudited) - Three Months and
                                    Nine Months Ended September 30, 1999 and 1998.............................4

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


Part II.         Other Information:

                 Item 6.       Exhibits and Reports on Form 8-K...............................................17

                 Exhibit (11) - Statement Re:  Computation
                                         of Earnings Per Share................................................18

                 Exhibit (15) - Awareness Letter of Independent
                                         Accountants..........................................................19

                 Exhibit (27) - Financial Data Schedule.......................................................20

                 Signatures    21

                          PART I. FINANCIAL INFORMATION

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                         September 30,               December 31,
                                                                             1999                       1998
(Dollars in millions)                                                    (Unaudited)                 (Note)

ASSETS
Current assets
Cash and cash equivalents                                                 $   48.1                $   31.2
Accounts receivable, less allowances
     of $5.5 and $6.1, respectively                                          332.5                   276.7
Inventories
    Finished products                                                        101.1                    97.4
    Materials and work in process                                             27.3                    24.4
                                                                          --------                ---------
                                                                             128.4                   121.8
Prepaid expenses, taxes and other
  current assets                                                              30.5                    47.9
                                                                          --------                --------

Total current assets                                                         539.5                   477.6

Investment in and advances
    to partnership                                                           135.0                   124.5
Goodwill, less accumulated amortization
    of $51.7 and $40.5, respectively                                         394.6                   376.3
Other assets                                                                 156.1                   155.0
Property, plant and equipment                                              1,211.0                 1,225.1
    Less allowances for depreciation                                        (732.8)                 (707.8)
                                                                          --------                --------
                                                                             478.2                   517.3
                                                                          --------                ---------
                                                                          $1,703.4                $1,650.7
                                                                          ========                ========

LIABILITIES/SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                                                           $   26.4                $   75.8
Accounts payable                                                             111.7                   124.9
Other current liabilities                                                    159.7                   150.6
                                                                          --------                ---------
Total current liabilities                                                    297.8                   351.3

Long-term debt                                                               463.6                   496.2
Deferred income taxes                                                         28.9                    15.6
Accrued postretirement benefits                                              125.6                   123.0
Other liabilities                                                             62.8                    78.7
Shareholders' equity                                                         724.7                   585.9
                                                                          --------                ---------
                                                                          $1,703.4                $1,650.7
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

See accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                     Three Months Ended                 Nine Months Ended
(Dollars in millions,                                                    September 30,                      September 30,
except per share data)                                                1999             1998             1999             1998
                                                                      ------           ------           ------           --------


Net sales                                                             $406.0             $408.4         $1,200.7         $1,178.5
Operating costs and expenses
      Cost of products sold                                            185.3              186.7            543.4            532.8
      Operating expenses                                               159.6              157.5            469.3            459.9
                                                                      ------             ------         --------         --------
                                                                       344.9              344.2          1,012.7            992.7
                                                                      ------             ------         --------         --------

Operating earnings                                                      61.1               64.2            188.0            185.8
Other income (expense)
      Other income and expense - net                                    11.4                0.6             31.9              1.3
      Interest expense                                                  (7.2)              (7.3)           (23.2)           (19.1)
      Equity in earnings of partnership                                  6.2                6.1             14.7             21.0
                                                                      ------             ------         --------         --------

Earnings before income taxes                                            71.5               63.6            211.4            189.0

Income taxes                                                            25.5               22.9             74.0             68.3
                                                                      ------             ------         --------         --------

Net earnings                                                            46.0               40.7            137.4            120.7

Other comprehensive income
      Foreign currency translation
          adjustments                                                    2.3                3.7            (10.9)            (8.1)
                                                                      -------            ------           --------         --------

Comprehensive income                                                  $ 48.3             $ 44.4         $  126.5          $  112.6
                                                                       ======            ======           ========         ========

Per common share:
      Net earnings - basic                                            $ 0.64             $ 0.58           $ 1.95            $ 1.70
                                                                       ======             ======           ======           ======

      Net earnings - diluted                                          $ 0.59             $ 0.54           $ 1.79            $ 1.57
                                                                       ======             ======           ======           ======

      Cash dividends                                                  $ 0.25             $ 0.25           $ 0.75            $ 0.75
                                                                       ======             ======           ======           ======


Average basic shares outstanding
      (in thousands)                                                  67,490             65,731           66,488            65,957

Average diluted shares outstanding
      (in thousands)                                                  76,554             73,470             74,703          74,083


See accompanying Notes to Condensed Consolidated Financial
         Statements (Unaudited).

                     NALCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                   September 30,
(Dollars in millions)                                                   1999            1998              1999             1998
                                                                        --------        ---------         --------        ------

Cash provided by (used for)
          operating activities
      Net earnings                                                       $ 46.0          $ 40.7           $137.4          $120.7
      Adjustments not affecting cash
          Depreciation and amortization                                    23.7            24.0             75.2            76.5
          Other, net                                                       (9.0)           (5.0)           (33.6)          (11.0)
      Changes in current assets and
          liabilities                                                      19.1             9.2            (50.2)          (27.8)
                                                                          ------         ------            ------          ------

          Net cash provided by operations                                  79.8            68.9            128.8           158.4
                                                                          ------          ------           ------          ------

Investing activities
      Additions to property,
          plant and equipment                                             (20.3)          (26.2)           (58.9)          (84.4)
      Business purchases                                                   (1.7)          (21.0)           (27.9)         (139.4)
      Business sale                                                           -               -             21.5              -
      Other                                                                16.1             7.0             21.8            (3.0)
                                                                          ------          ------           ------          ------

          Net cash (used for)
                investing activities                                       (5.9)          (40.2)           (43.5)         (226.8)
                                                                          ------          ------           ------          ------

Financing activities
      Cash dividends                                                      (19.4)          (19.3)           (57.8)          (58.2)
      Changes in short-term debt                                          (36.9)          (10.1)           (17.6)           (8.1)
      Changes in long-term debt                                           (51.5)           12.6            (54.4)          162.8
      Common stock reacquired                                               -             (15.8)             -             (41.4)
      Stock option proceeds                                                46.2             0.3             65.3            12.6
      Other                                                                (0.1)            0.6              0.1            (4.3)
                                                                          ------          ------           ------          ------

          Net cash provided by (used for)
                financing activities                                      (61.7)          (31.7)           (64.4)           63.4
                                                                          ------          ------           ------          ------

Effects of foreign exchange
                                                                           (1.3)            1.7             (4.0)             -
                                                                          ------          ------           ------          ------
          Increase (decrease) in cash and
                cash equivalents                                         $ 10.9          $ (1.3)          $ 16.9          $ (5.0)
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

                                       September 30, 1999


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

It is the  opinion  of  management  that the  unaudited  condensed  consolidated financial statements include all adjustments necessary to fairly state the results of operations for the three month and nine month periods ended September 30, 1999 and 1998. The results of interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The unaudited condensed consolidated financial statements and the related notes have been reviewed by Nalco's independent accountants, PricewaterhouseCoopers LLP. The Independent Accountants' Review Report is included on page 10.


NOTE B--EARNINGS PER SHARE

Tables which detail the computations of basic and diluted earnings per share for the three months and nine months ended September 30, 1999 and 1998 are included in Exhibit (11) on page 18.

NOTE C -- SHAREHOLDERS' EQUITY

Shareholders' equity may be further detailed as follows:

                                                                     September 30,           December 31,
(Dollars in millions,                                                    1999                   1998
                                                                     ------------          -------------
 except per share figures)

Preferred stock par value $1.00 per share; authorized 2,000,000 shares; Series B
    ESOP Convertible
       Preferred Stock - 346,611 shares
       at September 30, 1999 and 373,195
       shares at December 31, 1998                                    $    0.3                $    0.4
    Series C Junior Participating
       Preferred Stock - none issued                                         -                       -
    Capital in excess of par value
       of shares                                                         166.4                   179.1
    Unearned ESOP compensation                                          (136.0)                 (140.5)
                                                                       --------                --------
                                                                          30.7                    39.0

Common stock -
    par value $.1875 per share;
    authorized 200,000,000 shares;
    issued 80,287,568 shares                                              15.1                    15.1
    Capital in excess of par value
       of shares                                                          75.1                    48.0
Common stock reacquired - at cost
    12,213,223 shares at
    September 30, 1999 and 14,758,440
    shares at December 31, 1998                                         (398.4)                 (449.7)
Retained earnings                                                      1,112.8                 1,033.2
Accumulated other comprehensive income                                  (110.6)                  (99.7)
                                                                       --------                --------
Total shareholders' equity                                            $  724.7                $  585.9
                                                                       ========                ========

NOTE D--BUSINESS SEGMENT DATA

The following table presents net sales by reportable segment:


                                                           Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
(Dollars in millions)                                      1999          1998              1999        1998
                                                           ------        ------            ------      -------

Industrial                                                 $118.0        $120.8          $  349.2      $  361.0
Specialty                                                    95.0          93.2             271.3         252.3
Pulp and Paper                                               92.7          91.4             281.0         267.1
Process                                                      43.7          50.2             134.6         149.7
Latin America                                                20.3          22.2              59.4          65.3
Pacific                                                      36.3          30.6             105.2          83.1
                                                           ------        ------           --------     --------
Total                                                      $406.0        $408.4          $1,200.7      $1,178.5
                                                           ======        ======          ========      ========

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

                                                        Three Months Ended              Nine Months Ended
                                                            September 30,               September 30,
(Dollars in millions)                                    1999          1998                 1999       1998
                                                         ------        ------            -------      -------

Segment direct contribution:
Industrial                                               $  25.7       $  28.9           $  76.6       $  90.0
Specialty                                                   23.8          22.5              65.7          57.0
Pulp and Paper                                              22.2          21.2              70.0          61.6
Process                                                     10.4           9.5              29.0          29.9
Latin America                                                3.7           4.2              12.1          13.8
Pacific                                                      7.9           5.7              22.6          15.4
                                                          -------       -------          -------        -------
Total segment direct contribution                           93.7          92.0             276.0         267.7
Income (expenses) not allocated
    to segments:
    Unallocated operating costs
       and expenses                                        (32.6)        (27.8)            (88.0)        (81.9)
                                                          -------       -------           -------       -------
Operating earnings                                          61.1          64.2             188.0         185.8
Other income and expense - net                              11.4           0.6              31.9           1.3
Interest expense                                            (7.2)         (7.3)            (23.2)        (19.1)
Equity in earnings of partnership                            6.2           6.1              14.7          21.0
                                                          -------       -------           -------       -------
Earnings before income taxes                             $  71.5       $  63.6           $ 211.4       $ 189.0
                                                          =======       =======           =======       =======



NOTE E--ACQUISITIONS

During the first nine months of 1999, the Company acquired seven businesses that operate in Nalco's core markets of water treatment and process chemicals. Each of the acquisitions was accounted for as a purchase and, accordingly, the operating results of each business were included in the consolidated results of the Company from its respective acquisition date. The Company also increased its investment in its subsidiary company in Taiwan to 100 percent. The combined purchase price of these businesses was approximately $28 million. The Company is in the process of evaluating the assets that were purchased and the liabilities that were assumed and, accordingly, will make any necessary adjustments to the recorded value of the acquired assets and liabilities.

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

On October 25, 1999 the Company and Suez Lyonnaise des Eaux announced that they had received clearance from the U.S. Federal Trade Commission with respect to Suez Lyonnaise's proposed acquisition of Nalco. The European Commission approved Suez Lyonnaise des Eaux's acquisition of Nalco Chemical Company during August 1999. As a result, Suez Lyonnaise has received all the necessary regulatory approvals to proceed with its acquisition of the Company.

Suez Lyonnaise's tender offer for shares of Nalco Chemical Company stock expired at midnight, Eastern Standard Time on Monday, November 8, 1999. On November 9, 1999, Suez Lyonnaise des Eaux announced that, based on preliminary information, it will own approximately 97.1 percent of the outstanding share capital of Nalco on a fully diluted basis upon payment for the tendered shares.

REPORT OF INDEPENDENT ACCOUNTANTS ON REVIEW

OF INTERIM FINANCIAL INFORMATION



To the Board of Directors and
Shareholders of Nalco Chemical Company

We have reviewed the accompanying interim financial information of Nalco Chemical Company and consolidated subsidiaries as of September 30, 1999, and for the three month and nine month periods then ended. This interim financial information is the responsibility of the Company's management.

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


November 12, 1999
Chicago, Illinois

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Third Quarter 1999 Operations Compared to Third Quarter 1998

Sales declined 1 percent from last year, which was attributable to the effect of changes in translation rates.

The Industrial Division reported a 2 percent decline in sales from last year, with the translation effect of the stronger U.S. dollar accounting for more than half of this decrease. The Specialty Division posted a 2 percent improvement over last year as modest growth was reported by most of the Division's business units. Sales by acquisitions offset the effect of unfavorable translation rate changes. The Pulp and Paper Division reported a 1 percent increase over a year ago as sales by acquisitions more than offset the negative translation impact of the stronger U.S. dollar and a decline in the North American market. The Process Division reported a 13 percent decrease from last year mainly as a result of the loss of revenues from the Company's rolling oil business which was sold at the beginning of the second quarter of 1999. Latin America Division sales were down 9 percent from last year which was attributable to the decreased U.S. dollar values of the regional currencies. Acquisitions tempered this translation effect of the stronger U.S. dollar. Pacific Division sales rose 19 percent over the third quarter of 1998 as solid growth was reported by most operations in the region. The translation effect of the weaker U.S. dollar compared to most Asian currencies accounted for slightly less than two-thirds of the increase.

The gross margin was 54.4 percent for the third quarter of 1999 compared to 54.3 percent for the third quarter of 1998.

Operating expenses (selling, administrative, research, etc.) were up $2.1 million over the third quarter of last year. Expenses of acquisitions and increased expenses in select markets more than offset savings realized from the Company's 1998 cost reduction program.

Other income increased $10.8 million over a year ago, mainly as a result of a gain from the sale of a parcel of land at the Company's headquarters campus in Naperville, Illinois. Interest expense was down $0.1 million from the third quarter of last year which reflects a reduction in average borrowings compared to the third quarter 1998.

Nalco's equity in Nalco/Exxon for the third quarter of 1999 was $6.2 million, an increase of $0.1 million over the third quarter of 1998.

The effective income tax rate for the third quarter of 1999 was 35.7 percent compared to the 36.0 percent that was reported for the third quarter of 1998. This decrease is due to changes related to the consolidation and centralization of certain functions in Europe.

Net earnings as a percent to sales was 11.3 percent for the third quarter of 1999, compared to a return on sales of 10.0 percent for the year-ago quarter. Basic net earnings per share for the third quarter 1999 was 64 cents compared to 58 cents for the third quarter 1998. Net earnings per share on a diluted basis for the third quarter 1999 was 59 cents compared to 54 cents for the third quarter 1998.

First Nine Months 1999 Operations Compared to First Nine Months 1998

Sales rose 2 percent over last year with three of the six divisions reporting improved results. Acquisitions, net of the effect of lost revenues from the Company's rolling oil business which was sold in April 1999, increased sales 2 percent, while a slight improvement in sales volume/prices was offset by the translation effect of the stronger U.S. dollar compared to most European and Latin American currencies.

The Industrial Division reported a 3 percent decline in sales from last year. The translation effect of the stronger U.S. dollar and lower sales in the Basic Industries North American market accounted for most of the decline. Sales by acquisitions accounted for part of the Specialty Division's 8 percent improvement over last year, with higher volume accounting for the balance. Acquisitions, slightly offset by the translation effect of the stronger U.S. dollar, accounted for the 5 percent sales increase posted by the Pulp and Paper Division. The Process Division reported a 10 percent decrease from last year, which was attributable to the loss of sales from the Company's rolling oil business which was sold at the beginning of the second quarter of 1999. Latin America Division sales declined 9 percent from last year which reflects adverse changes in currency translation rates partly offset by acquisitions and strong local currency sales gains by operations in Colombia and Mexico. Pacific Division sales were up 27 percent over the first nine months of 1998. Solid improvements reported by most operations in the region and acquisitions accounted for most of the increase.

The gross margin was 54.7 percent for the first nine months of 1999  compared to
54.8 percent for the first nine months of 1998. This slight decrease was attributable to lower margins of acquired operations.

Operating expenses (selling, administrative, research, etc.) were up $9.4 million or 2 percent over the first nine months of last year. Expenses of acquisitions and higher spending in select markets more than offset savings realized from the 1998 cost reduction program.

Other income increased by $30.6 million over a year ago, mainly due to gains on the sales of the Company's rolling oil business and a parcel of land at the Company's Naperville campus. Interest expense increased by $4.1 million over the first nine months of last year which reflects higher borrowings to finance acquisitions and share repurchases during 1998.

Nalco's equity in Nalco/Exxon for the first nine months of 1999 was $14.7 million, a decrease of $6.3 million from last year reflecting depressed oil prices and resulting cutbacks in oil production that were experienced during the first six months of 1999.

The effective income tax rate for the first nine months of 1999 was 35.0 percent compared to the 36.1 percent reported for the first nine months of 1998. This decrease is due to changes related to the consolidation and centralization of certain functions in Europe.

Net earnings as a percent to sales was 11.4 percent for the first nine months of 1999, compared to a return on sales of 10.2 percent for the year-ago period. Basic net earnings per share for the first nine months of 1999 was $1.95 compared to $1.70 for the first nine months of 1998. Net earnings per share on a diluted basis for the first nine months of 1999 was $1.79 compared to $1.57 for the first nine months of 1998.

Changes in Financial Condition

Cash and cash equivalents increased by $16.9 million during the first nine months of 1999 as detailed in the Unaudited Condensed Consolidated Statement of Cash Flows.

Days sales outstanding (DSO) were 75 days at September 30, 1999, compared to the 65 days outstanding at December 31, 1998. The increase in DSO was the result of collection delays associated with the implementation of the Company's new business information systems. Working capital at September 30, 1999 totaled $241.7 million, an increase of $115.4 million over the $126.3 million at December 31, 1998. Higher accounts receivable and lower short-term debt accounted for most of the increase. The ratio of current assets to current liabilities was 1.8 to 1 at September 30, 1999.

The $18 million increase in goodwill is mainly attributable to acquisitions that were made during the first nine months of 1999, net of amortization. These acquisitions were financed by the issuance of commercial paper, which is classified as long-term debt.

Capital investments totaled $58.9 million for the first nine months of 1999. Major expenditures were for additional PORTA-FEED(R) units and the Company's new global management information systems.

Effects of New Accounting Standards

See Note G of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

Suez Lyonnaise des Eaux Merger Agreement

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

On October 25, 1999 the Company and Suez Lyonnaise des Eaux announced that they had received clearance from the U.S. Federal Trade Commission with respect to Suez Lyonnaise's proposed acquisition of Nalco. The European Commission approved Suez Lyonnaise des Eaux's acquisition of Nalco Chemical Company during August 1999. As a result, Suez Lyonnaise has received all the necessary regulatory approvals to proceed with its acquisition of the Company.

Suez Lyonnaise's tender offer for shares of Nalco Chemical Company stock expired at midnight, Eastern Standard Time on Monday, November 8, 1999. On November 9, 1999, Suez Lyonnaise des Eaux announced that, based on preliminary information, it will own approximately 97.1 percent of the outstanding share capital of Nalco on a fully diluted basis upon payment for the tendered shares.

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

The Company has addressed its Year 2000 issues with business processing software through three main methods: complete system replacement, repair of existing systems, and upgrades to new Y2K compliant releases of existing systems. All of the Company's business processing systems have been made Year 2000 compliant except for Saudi Arabia where a replacement system will be installed by the end of November. The following table lists the major locations where the Company has business processing software in use, the method used to achieve Year 2000 compliance, and the date compliance was achieved:

     Canada                             Complete replacement with SAP(TM)            June 1998
     United States                      Complete replacement with SAPTM              April 1999
     Europe                             Remediation of BPCS(R)                       April 1998
     Australia                          Remediation of VAX(R)-based system           March 1999
     Pacific countries                  Upgrade of PC-based systems                  Dec. 1998 -
                                                                                     June 1999
     Venezuela                          Replacement with PC/LAN-based system         July 1999
     Other Latin American
              countries                 Upgrade of PC-based systems                  Dec. 1998
     United Arab Emirates               Upgrade of PC-based system                   May 1999
     Nalco Diversified
              Technologies              Remediation of AS/400 based system           Aug. 1999


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


The Company's plant process control systems for all plants worldwide have been inventoried and assessed. Where needed, remediation plans were made and implemented. The Company believes that all significant Y2K issues at its plants have been identified, and either (i) corrected or (ii) projects for correction are underway and will be completed by year-end 1999. Specifically, control system upgrades have been completed at the Company's plants in Garyville, Louisiana, and Perth and Sydney, Australia. An upgrade is in process at the Biebesheim, Germany plant. That upgrade is scheduled to be completed in mid-November. The Company has completed a successful test of its control system upgrade at its Garyville, Louisiana plant for Year 2000 compliance. The Company has had an independent review by an outside engineering firm for the Year 2000 work at both its North American plants and its European plants.

This review found no significant Year 2000 problems.


The Company's products (or third party products provided by the Company to its customers) that contain microprocessors, software or embedded chips have been reviewed for Y2K compliance, and upgrades identified for those which are non-compliant. The Company is continuously in the process of assessing its customer sites for the Y2K compliance status of Nalco-provided equipment containing embedded chips.


The Company continues to look at the Y2K compliance efforts of its equipment, service and material suppliers. It is surveying suppliers and other service providers to ensure that the supply chain is not interrupted. The Company has sent questionnaires to all of its significant suppliers regarding their Y2K compliance status, and is attempting to identify any problem areas with respect to them, particularly with respect to those suppliers identified as critical to ongoing operations. For "mission critical" suppliers, the Company performed an additional in-person review of their Y2K readiness. As part of its process for managing supply chain risk, the Company became a signatory on July 30, 1999, to the "CPR Year 2000 ADR Commitment" ("Commitment") and the "Year 2000 Supply Chain Pledge" ("Pledge"). The CPR Institute for Dispute Resolution maintains a registry of signed Commitments and Pledges.

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


A second area of risk involves the Company's ability to ship its products through foreign ports. If the customs operations in other countries are significantly affected by the Y2K problem, the result could be delays that would slow the shipment of product. Consequently, the Company has chosen to move some materials through customs in advance of January 1 to avoid this potential problem.

The Company believes that the worst case scenario it faces would involve the failure of a significant supplier, combined with unexpectedly long delays in customs clearing. This could affect the Company's ability to manufacture and deliver product.


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


The Company has developed basic contingency plans to restore the material functions of each of its systems or activities in the event of a Y2K failure. Contingency plans will cover all material levels of activity within each business location and functional area (including acquired operations and subsidiaries not integrated into the Company). Contingency planning has been completed for the Company's manufacturing sites, and will be completed for other critical functional areas by November. Management does not expect the financial impact of the Company's Y2K compliance efforts to be material to the Company's consolidated financial position, results of operations or cash flows.


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

SAP is a trademark of SAP AG.
BPCS is a registered trademark of System Software Associates, Inc. VAX is a registered trademark of Digital Equipment Corporation.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are included herein:

                 (11)    Statement Re: Computation of Earnings Per Share

                 (15)    Awareness Letter of Independent Accountants

                 (27)    Financial Data Schedule

(b) The Registrant did not file any reports on Form 8-K during the three months ended September 30, 1999.

                 The Registrant filed Form 8-K on November 9, 1999 and reported that there was a change in control of the Registrant.

                 The offer (the "Offer") by H2O Acquisition Co., a Delaware corporation and an indirect, wholly owned subsidiary of Suez Lyonnaise des Eaux, a societe anonyme organized under the laws of the Republic of France, to purchase all the issued and outstanding shares (the "Shares") of (i) the registrant's common stock at $53 per share and (ii) the registrant's Series B ESOP Convertible Preferred Stock at $1,060 per share, in each case, in cash, without interest thereon, expired as scheduled at 12:00 midnight, New York City time, on Monday, November 8, 1999. On Tuesday, November 9, 1999 effective as of 12:01 a.m. all Shares validly tendered and not withdrawn prior to the expiration of the Offer were accepted for payment. Suez
                 Lyonnaise des Eaux and H2O Acquisition Co. announced the completion of the Offer through a press release dated November 9, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     NALCO CHEMICAL COMPANY
                                                     (Registrant)






Date:    November 12, 1999                           W. E. BUCHHOLZ
                                         -----------------------------------
                                        W. E. Buchholz - Senior Vice President,
                                                 Chief Financial Officer






Date:    November 12, 1999                           S. J. GIOIMO
                                          ----------------------------------
                                         S. J. Gioimo - Secretary